Form 10-Q
period 1994-03-31
RESORTS INTERNATIONAL HOTEL INC
filed 1994-05-12
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF l934
     For the quarterly period ended March 31, 1994

                                          OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to


     Commission File No. 33-50733-02


                           Resorts International Hotel, Inc.
                (Exact name of registrant as specified in its charter)


              NEW JERSEY                                     21-0423320
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     1133 Boardwalk, Atlantic City, New Jersey                08401
      (Address of principal executive offices)              (Zip Code)


                                     (609) 344-6000
                           (Registrant's telephone number,
                                 including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  X     No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                    Yes  X     No

     Number of shares outstanding of registrant's common stock as of May 6, 1994: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.


                               Total No. of Pages 24

                          RESORTS INTERNATIONAL HOTEL, INC.
                                      FORM l0-Q
                                        INDEX


                                                         Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Consolidated Statements
                      of Operations for the
                      Quarters Ended March 31,
                      1994 and 1993                            3

                      Consolidated Balance Sheets
                      at March 31, 1994 and
                      December 31, 1993                        4

                      Consolidated Statements
                      of Cash Flows for the
                      Quarters Ended March 31,
                      1994 and 1993                            5

                      Notes to Consolidated
                      Financial Statements                     6

                      Pro Forma Financial Data                14

        Item 2.       Management's Discussion
                      and Analysis of Financial
                      Condition and Results of
                      Operations                              19

     Part II.  Other Information

        Item 6.       Exhibits and Reports on
                      Form 8-K                                21

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands of Dollars)
                                     (Unaudited)

                                                    Quarter Ended
                                                      March 31,
                                                 1994         1993

     Revenues:
       Casino                                  $53,649      $54,907
       Rooms                                     1,178        1,263
       Food and beverage                         3,114        3,294
       Other casino/hotel revenues                 932          872
                                                58,873       60,336

     Expenses:
       Casino                                   33,692       30,437
       Rooms                                       710          807
       Food and beverage                         3,577        3,718
       Other casino/hotel operating expenses     8,605        8,266
       Selling, general and administrative      10,540       11,478
       Provision for doubtful receivables          168          137
       Depreciation                              3,272        3,049
                                                60,564       57,892

     Earnings (loss) from operations            (1,691)       2,444
     Other income (deductions):
       Interest income                           1,924        1,883
       Interest expense                             (4)         (87)
       Recapitalization costs                     (604)        (198)

     Net earnings (loss)                       $  (375)     $ 4,042

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (In Thousands of Dollars, except par value)


                                                   March 31,     December 31,
                                                     1994            1993
                                                  (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $12,592 and $11,446)                   $  24,225       $  25,947
       Receivables, less allowance for doubtful
        accounts of $4,427 and $4,538                 4,470           5,114
       Interest receivable from affiliate             2,813           1,125
       Note receivable from affiliate                50,000          50,000
       Inventories                                    1,485           1,754
       Prepaid expenses                               4,596           5,642
         Total current assets                        87,589          89,582

     Property and equipment, net of accumulated
      depreciation of $39,093 and $35,821           161,656         163,320
     Deferred charges and other assets               11,524          11,262

                                                  $ 260,769       $ 264,164

     LIABILITIES AND SHAREHOLDER'S DEFICIT

     Current liabilities:
       Current maturities of long-term debt       $      66       $      74
       Accounts payable and accrued liabilities      25,002          24,813
       Notes payable to affiliate                   325,000         325,000
       Due to parent company                         39,659          42,859
         Total current liabilities                  389,727         392,746

     Long-term debt                                      12              13

     Deferred income taxes                           19,400          19,400

     Shareholder's deficit:
       Common stock - $1 par value, 100 shares
        issued and outstanding
       Excess of liabilities over assets at
        August 31, 1990 reorganization             (198,829)       (198,829)
       Retained earnings                             50,459          50,834
         Total shareholder's deficit               (148,370)       (147,995)

                                                  $ 260,769       $ 264,164

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands of Dollars)
                                     (Unaudited)



                                                        Quarter Ended
                                                          March 31,
                                                    1994           1993

     Cash flows from operating activities:
       Cash received from customers               $ 58,547       $ 60,077
       Cash paid to suppliers and employees        (54,361)       (54,105)
         Cash flow from operations
          before interest                            4,186          5,972
       Interest received                               210          3,554
       Interest paid                                    (4)           (87)
         Net cash provided by operating
          activities                                 4,392          9,439

     Cash flows from investing activities:
       Payments for property and equipment          (1,608)        (5,489)
       CRDA deposits and bond purchases               (693)          (664)
         Net cash used in investing
          activities                                (2,301)        (6,153)

     Cash flows from financing activities:
       Repayments of advances from parent
        company and affiliates                      (3,200)        (7,584)
       Recapitalization costs paid to parent          (604)          (198)
       Debt repayments                                  (9)          (200)
         Net cash used in financing
          activities                                (3,813)        (7,982)

     Net decrease in cash
      and cash equivalents                          (1,722)        (4,696)
     Cash and cash equivalents at
      beginning of period                           25,947         22,643
     Cash and cash equivalents at
      end of period                               $ 24,225       $ 17,947

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A.   General:

          The accompanying consolidated interim financial statements, which are unaudited, include the operations of Resorts International Hotel, Inc. ("RIH") and its subsidiaries. RIH owns and operates Merv Griffin's Resorts Casino Hotel ("Resorts Casino Hotel"), a casino/hotel complex located in Atlantic City, New Jersey.

          Prior to May 3, 1994, RIH was a wholly owned subsidiary of Resorts International, Inc. ("RII"). As part of a restructuring (the "Restructuring") of certain publicly held debt securities of RII (the "Series Notes") which was effective on May 3, 1994 (the "Effective Date"), RIH became a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of RII.

          While the accompanying interim financial information is unaudited, management of RIH believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

          Significant accounting principles and policies used in the preparation of the accompanying consolidated financial statements are summarized below.

     Principles of Consolidation

          The consolidated financial statements include the accounts of RIH and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

          RIH records as revenue the win from gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theatre ticket sales are recognized at the time the related service is performed.

     Complimentary Services

          The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons.

          Amounts allocated to the casino department from the other operating departments were as follows:
                                                  Quarter Ended
                                                    March 31,
     (In Thousands of Dollars)                  1994         1993

     Rooms                                     $  972       $  905
     Food and beverage                          3,583        4,072
     Other casino/hotel operations              1,607        1,702

     Total allocated to casino                 $6,162       $6,679



     Cash Equivalents

          RIH considers all of its short-term money market securities purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short maturity of these instruments.

     Inventories

          Inventories of provisions, supplies and spare parts are carried at the lower of cost (first-in, first-out) or market.

     Property and Equipment

          Property and equipment are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes.

     Casino Reinvestment Development Authority ("CRDA") Obligations

          Under the New Jersey Casino Control Act ("Casino Control Act"), RIH is obligated to purchase CRDA bonds, which will bear a below-market interest rate, or make an alternative qualifying investment. RIH charges to expense an estimated discount related to CRDA investment obligations as of the date the obligation arises based on fair market interest rates of similar quality bonds in existence as of that date. On the date RIH actually purchases the CRDA bond, the estimated discount previously recorded is adjusted to reflect the actual terms of the bonds issued and the then existing fair market interest rate for similar quality bonds. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest rate method.

     Income Taxes

          RIH and RII's other domestic subsidiaries file consolidated federal income tax returns with RII.

          RIH accounts for income taxes under the liability method of accounting prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Although RIH is a member of a consolidated group for federal income tax purposes, RIH applies SFAS 109 on a separate return basis for financial reporting purposes.

     B.   Restructuring of RII Series Notes:

          RII and GGRI, RII's subsidiary which guaranteed the Series Notes, proposed the Restructuring of the Series Notes which was accomplished through a prepackaged bankruptcy plan of reorganization (the "Plan"). On March 21, 1994, after receiving the requisite acceptances for confirmation of the Plan from holders of the Series Notes and equity interests in RII, RII and GGRI filed their prepackaged bankruptcy cases with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and on the Effective Date all conditions to the effectiveness of the Plan were either met or waived and the Plan became effective.

          Pursuant to the Plan, the Series Notes were exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. Hereinafter the Mortgage Notes and the Junior Mortgage Notes, collectively, are referred to as the "New Debt Securities." The New Debt Securities were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a recently formed subsidiary of RII, and are guaranteed by RIH. Also pursuant to the Plan, RIHF, RIH and RII entered into the senior note purchase agreement (the "Senior Facility") described below.

          The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests comprising the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described below), if the Senior Facility Notes are issued.

          The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained.

          The Indentures also contain certain other restrictive covenants on the part of RIH and its subsidiaries, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to RII not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to RII from the proceeds of the Senior Facility (or similar working capital facility), provided, however, that RIH can make certain loans or engage in certain credit transactions in the operation of

     Resorts Casino Hotel, if such loans or credit transactions are in the ordinary course of business of operating a casino/hotel; and (iii) restrictions from entering into certain transactions with affiliates on terms less favorable to RIH or its subsidiaries than an arm's length transaction. In this regard, the Indentures specifically permit affiliated transactions in connection with the Senior Facility, the Griffin Services Agreement described in Note E, the parent services agreement with RII which provides for payment of the three percent services fee described in Note E, and a tax sharing agreement with RII which limits RIH's tax payments to RII to reimbursements of cash payments made by RII for income or alternative minimum taxes arising from the earnings or operations of RIH.

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity"), is available for a single borrowing of up to $20,000,000 during the one-year period following the Effective Date, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF.

          The Restructuring prescribed various intercompany transactions in connection with RIH's issuance of the promissory notes collateralizing the New Debt Securities which resulted in (i) the cancellation of the
     $325,000,000 Second Amended RIH-GGRI Notes (see Note D), (ii) the cancellation of the $50,000,000 RIB Note (see Note C), (iii) RIH distributing all of its cash and equivalents in excess of $15,000,000 to RII, so that RII, in turn, could distribute Excess Cash (as defined in the Plan) to holders of Series Notes, and (iv) RIH becoming a wholly owned subsidiary of GGRI. In order to accomplish the last preceding item, (x) RIH authorized an additional 4,997,500 shares of its common stock, (y) RIH issued 999,900 shares of its common stock to GGRI, and (z) RII transferred the 100 shares of RIH common stock which it had owned to GGRI. RIH now has a total of 5,000,000 shares of common stock authorized, of which 1,000,000 shares are issued and outstanding.

          Because the Plan became effective on May 3, 1994, the Restructuring transactions are not reflected in the accompanying consolidated financial statements. See "Pro Forma Financial Data" following Note H.

     C.   Note Receivable from Affiliate:

          In 1988, RIH loaned $50,000,000 pursuant to a pre-arranged back-to-back loan to Resorts International (Bahamas) 1984 Limited ("RIB"), an indirect wholly owned subsidiary of RII which was disposed of as part of the Restructuring, in exchange for a promissory note (the "RIB Note"). Such note was payable on demand and bore interest at 13 1/2% per annum, with interest payments due each May 1 and November 1. The note was guaranteed by certain of RIB's subsidiaries. The guarantees were secured by mortgages on the Paradise Island Resort & Casino, the Ocean Club Golf

     & Tennis Resort, and the Paradise Paradise Beach Resort on Paradise Island in The Bahamas, and all furniture, machinery and equipment used in connection therewith. The RIB Note was cancelled pursuant to the Restructuring. See Note B.

     D.   Notes Payable to Affiliate:

          In 1988, GGRI issued $325,000,000 principal amount of publicly traded notes. GGRI loaned the proceeds of the notes to RIH in exchange for (i) two promissory notes payable to GGRI (the "RIH-GGRI Notes"); (ii) a first mortgage on the Resorts Casino Hotel and the other properties owned by RIH, and a first priority security interest in the personal property of RIH; and
     (iii) the assignment of the RIB Note and mortgages securing such note.

          In 1990 the terms of the RIH-GGRI Notes were modified and such amended notes were pledged as collateral for the Series Notes issued by RII. In 1992 the notes were further amended (the "Second Amended RIH-GGRI Notes"). The sole purpose of the Second Amended RIH-GGRI Notes was to collateralize RII's Series Notes. The Second Amended RIH-GGRI Notes were payable on demand after April 15, 1994 and were non-interest bearing, but the principal due on demand by GGRI accreted according to a schedule. The Second Amended RIH-GGRI Notes were cancelled pursuant to the Restructuring. See Note B.

     E.   Related Party Transactions:

     Affiliated Charges from RII

          RII charges RIH a fee of three percent of gross revenues for administrative and other services. Recapitalization costs reflected on the Consolidated Statements of Operations represent RIH's allocated portion, approximately one-third, of RII's consolidated recapitalization costs. Also, RII charges RIH $325,000 annually for rental of a warehouse.

          In addition to the above, charges for insurance cost are allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures.

     License and Services Agreement

          In April 1993, RII, RIH and The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of RII, entered into a license and services agreement (the "Griffin Services Agreement") effective as of September 17, 1992, upon the expiration of the previous license and services agreement.

          Pursuant to the Griffin Services Agreement, Griffin Group granted RII and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the facilities and operations of RII and its subsidiaries. Also pursuant to the Griffin Services Agreement, Mr. Griffin is to provide certain services to RII and RIH, including serving as Chairman of the Board of RII and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

          The Griffin Services Agreement will continue in force until September 17, 1997 unless earlier terminated under certain circumstances including, among others, a change of control (as defined) of the Company and Mr. Griffin ceasing to serve as Chairman of the Board of RII.

          The Griffin Services Agreement provides for compensation to Griffin Group in the amount of $2,000,000 for the year ended September 16, 1993, and in specified amounts for each of the following years, which increase at approximately 5% per year. In accordance with the Griffin Services Agreement, upon signing RIH paid Griffin Group $4,100,000, representing compensation for the first two years. Thereafter, the Griffin Services Agreement calls for annual payments on September 17, each representing a prepayment for the year ending two years hence. In the event of an early termination of the Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to RII and RIH.

          RII and RIH agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

     F.   Income Taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of RIH's deferred tax liabilities and assets as of March 31, 1994 were as follows:

     (In Thousands of Dollars)
     Deferred tax liabilities:
       Basis differences on land                            $(19,300)
       Other                                                  (1,500)
         Total deferred tax liabilities                      (20,800)

     Deferred tax assets:
       Net operating loss carryforwards                       65,800
       Basis differences on property and
        equipment, excluding land                              2,900
       Book reserves not yet deductible for tax               14,100
       Tax credit carryforwards                                2,000
       Other                                                     100
         Total deferred tax assets                            84,900

       Valuation allowance for deferred tax assets           (83,500)
         Deferred tax assets, net of valuation allowance       1,400

     Net deferred tax liabilities                           $(19,400)



          For federal tax purposes RIH had net operating loss carryforwards of approximately $188,000,000 at March 31, 1994 which expire from 2003 through 2005. These loss carryforwards were produced in periods prior to a change in ownership of the consolidated group of which RIH is a part; therefore, these loss carryforwards are limited in their availability to offset future taxable income.

          At March 31, 1994, RIH had net operating loss carryforwards in New Jersey of approximately $156,000,000, which expire from 1994 through 1997.

          Also, for federal tax purposes, RIH had tax credit carryforwards of $2,000,000 at March 31, 1994 which expire from 1998 through 2008.

     G.   Statements of Cash Flows:

          Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                           Quarter Ended
                                                             March 31,
     (In Thousands of Dollars)                           1994        1993

     Reconciliation of net earnings (loss) to net
      cash provided by operating activities:
       Net earnings (loss)                             $  (375)     $4,042
       Adjustments to reconcile net earnings (loss)
        to net cash provided by operating activities:
         Depreciation                                    3,272       3,049
         Provision for doubtful receivables                168         137
         Provision for discount on CRDA
          obligations, net of amortization                 311         354
         Recapitalization costs                            604         198
         Net decrease in accounts receivable               476         125
         Net (increase) decrease in interest
          receivable from affiliate                     (1,688)      1,687
         Net (increase) decrease in inventories and
          prepaids                                       1,315        (563)
         Net decrease in deferred charges
          and other assets                                  95          56
         Net increase in accounts payable
          and accrued liabilities                          214         354

     Net cash provided by operating activities         $ 4,392      $9,439

     Non-cash investing and financing transactions:

       Increase in liabilities for additions to
        property and equipment and other assets                     $  415



     H.   Commitments and Contingencies:

     CRDA

          The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (as defined under the Casino Control Act) (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984, the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. Certain issues have been raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983. Although these matters have been dormant for some time, RIH was recently verbally contacted by the State of New Jersey Department of the Treasury (the "Treasury") and expects further communication regarding the Treasury's proposal for a resolution of these matters in the near future. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from these issues will not have a material adverse effect on the accompanying consolidated financial statements.

     Litigation

          RIH is a defendant in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

                               PRO FORMA FINANCIAL DATA

          Set forth below is certain unaudited pro forma financial information for RIH. The pro forma balance sheet information as of March 31, 1994 gives effect to the Restructuring as if it occurred on that date. The pro forma statements of operations information for the year ended December 31, 1993 and the quarter ended March 31, 1994 gives effect to the Restructuring as if it occurred on January 1, 1993. The pro forma statements of operations information excludes the costs associated with the Restructuring. The unaudited pro forma information is not necessarily indicative of future results or what RIH's financial position or results of operations would actually have been had the transactions occurred on the dates indicated. Such information should not be used as a basis to project results for any future period.

                         RESORTS INTERNATIONAL HOTEL, INC.

                       PRO FORMA CONSOLIDATED BALANCE SHEET
                             (In Thousands of Dollars)

                                                     March 31, 1994
                                                      Pro Forma
                                        Historical   Adjustments    Pro  Forma
     ASSETS

     Current assets:
      Cash and cash equivalents         $  24,225  $  (9,225) (a)  $  15,000
      Receivables, net                      4,470                      4,470
      Interest receivable from affiliate    2,813     (2,813) (b)          0
      Note receivable from affiliate       50,000    (50,000) (b)          0
      Inventories                           1,485                      1,485
      Prepaid expenses                      4,596      2,310  (c)      6,906
       Total current assets                87,589    (59,728)         27,861
     Property and equipment, net          161,656                    161,656
     Deferred charges and other assets     11,524                     11,524
                                        $ 260,769  $ (59,728)      $ 201,041

     LIABILITIES AND SHAREHOLDER'S
      EQUITY (DEFICIT)

     Current liabilities:
      Current maturities of long-
       term debt                        $      66                  $      66
      Accounts payable and accrued
       liabilities                         25,002                     25,002
      Notes payable to affiliate          325,000  $(325,000) (d)          0
      Due to parent company                39,659      2,310  (c)          0
                                                     (41,969) (e)
        Total current liabilities         389,727   (364,659)         25,068

     Notes payable to affiliate -
      RIH Promissory Note and
      RIH Junior Promissory Note, net                147,600  (e)    147,600

     Other long-term debt                      12                         12

     Deferred income taxes                 19,400                     19,400

     Shareholder's equity (deficit):
      Common stock                                     1,000  (d)      1,000
      Excess of liabilities over assets
       at August 31, 1990
       reorganization                    (198,829)                  (198,829)
      Capital in excess of par                        (9,225) (a)    206,790
                                                     (52,813) (b)
                                                     324,000  (d)
                                                     (55,172) (e)
      Retained earnings                    50,459    (50,459) (e)          0
        Total shareholder's equity
         (deficit)                       (148,370)   157,331           8,961
                                        $ 260,769  $ (59,728)      $ 201,041

                See Notes to Pro Forma Consolidated Balance Sheet

                         RESORTS INTERNATIONAL HOTEL, INC.

                  PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             (In Thousands of Dollars)


                                             Quarter Ended March 31, 1994
                                                     Pro Forma
                                       Historical   Adjustments    Pro Forma
     Revenues:
      Casino                            $53,649                     $53,649
      Rooms                               1,178                       1,178
      Food and beverage                   3,114                       3,114
      Other casino/hotel revenues           932                         932
                                         58,873                      58,873

     Expenses:
      Casino                             33,692                      33,692
      Rooms                                 710                         710
      Food and beverage                   3,577                       3,577
      Other casino/hotel operating
       expenses                           8,605                       8,605
      Selling, general and
       administrative                    10,540                      10,540
      Provision for doubtful
       receivables                          168                         168
      Depreciation                        3,272                       3,272
                                         60,564                      60,564

      Loss from operations               (1,691)                     (1,691)
      Other income (deductions):
       Interest income                    1,924      $(1,688) (f)       236
       Interest expense                      (4)      (4,433) (g)    (4,437)
       Amortization of debt discount                    (195) (g)      (195)
       Recapitalization costs              (604)         604  (h)         0

       Net loss                         $  (375)     $(5,712)       $(6,087)


           See Notes to Pro Forma Consolidated Statement of Operations

                         RESORTS INTERNATIONAL HOTEL, INC.

                  PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             (In Thousands of Dollars)


                                            Year Ended December  31, 1993

                                                     Pro Forma
                                       Historical   Adjustments     Pro Forma

     Revenues:
      Casino                            $244,116                    $244,116
      Rooms                                6,974                       6,974
      Food and beverage                   15,926                      15,926
      Other casino/hotel revenues          4,463                       4,463
                                         271,479                     271,479

     Expenses:
      Casino                             141,608                     141,608
      Rooms                                3,402                       3,402
      Food and beverage                   17,710                      17,710
      Other casino/hotel operating
       expenses                           34,764                      34,764
      Selling, general and
       administrative                     47,362                      47,362
      Provision for doubtful
       receivables                           901                         901
      Depreciation                        13,664                      13,664
                                         259,411                     259,411

      Earnings from operations            12,068                      12,068
      Other income (deductions):
       Interest income                     7,615     $ (6,750) (f)       865
       Interest expense                     (193)     (17,731) (g)   (17,924)
       Amortization of debt discount                     (729) (g)      (729)
       Recapitalization costs             (2,727)       2,727  (h)         0

      Earnings (loss) before income
       taxes                              16,763      (22,483)        (5,720)
      Income tax expense                    (400)                       (400)
      Net earnings (loss)               $ 16,363     $(22,483)      $ (6,120)



           See Notes to Pro Forma Consolidated Statement of Operations

                   NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET


     (a) Reflects the distribution to GGRI of cash not needed for current operations. GGRI, in turn, distributed these funds to RII for its distribution of Excess Cash to holders of Series Notes.

     (b) Reflects (i) the assumption by GGRI of RIB's note payable to RIH and accrued interest thereon and (ii) RIH's distribution to GGRI of such note and accrued interest as a return of surplus.

     (c) Reflects prepayment of fees due Griffin Group through September 17, 1994 pursuant to the Griffin Services Agreement by application of such amount as a reduction of the Griffin Group note balance receivable by RII.

     (d) Reflects GGRI's exchange of the Second Amended RIH-GGRI Notes for RIH's issuance to GGRI of 999,900 shares of RIH common stock, which is to represent 99.99% of the issued and outstanding common stock of RIH.

     (e) Reflects the distribution to RII of the RIH Promissory Note and the RIH Junior Promissory Note in repayment of the intercompany debt owed to RII by RIH, with the balance being a return of surplus.


              NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


     (f) Reflects the elimination of interest income on the note receivable from RIB, which note is to be distributed to GGRI as a return of surplus.

     (g) Reflects interest expense and amortization of debt discount on the RIH Promissory Note and the RIH Junior Promissory Note.

     (h) Reflects the elimination of recapitalization costs incurred in connection with the Restructuring.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

     Liquidity

          At March 31, 1994 RIH's current liabilities exceeded its current assets by $302,138,000 because the Second Amended RIH-GGRI Notes in the amount of $325,000,000, which were due upon demand, were classified as current liabilities. RIH's working capital at March 31, 1994 included $24,225,000 of cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

          As described in Note B of Notes to Consolidated Financial Statements, RII recently restructured its Series Notes pursuant to a prepackaged bankruptcy plan. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the Plan, through its affiliated notes payable to RIHF, RIH will be the principal source of funds for servicing the Mortgage Notes and the Junior Mortgage Notes, as well as the Senior Facility Notes to the extent issued. Annual interest expense on the Mortgage Notes and the Junior Mortgage Notes will total approximately $17,700,000. Based on projected operating results, management believes that RIH's liquidity will continue to be satisfactory; however, management can give no assurances as to RIH's future liquidity due to the possibility of unanticipated events and circumstances inherent in any projections. Pursuant to the Restructuring, the $325,000,000 Second Amended RIH-GGRI Notes were cancelled, as was a $50,000,000 note receivable from RIB, and RIH distributed all of its cash and equivalents in excess of $15,000,000 to RII.

     Capital Expenditures

          During   the  first  quarter  of  1994  RIH  expended  $1,608,000  for maintenance projects at Resorts Casino Hotel.

     RESULTS OF OPERATIONS

          RIH operates in one business segment. Following is a discussion of the results of operations for the first quarter of 1994 compared to 1993. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

     Revenues

          Casino revenues were down $1,258,000 for the first quarter of 1994. Disregarding revenues derived from poker and simulcasting, which activities commenced in late June 1993, the decrease in table and slot win was $3,435,000, or 6%. The Atlantic City casino industry had a net decrease in table and slot win of 4% for the first quarter of 1994 compared to the same quarter in the prior year. The Company believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City and, for the Company,
     has   significantly   increased   the   cost   of   obtaining   additional
     revenue. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations as the principal means of transportation to Atlantic City is by automobile or bus.

          The Company's decrease in casino revenue resulted as decreased table game win offset an increase in slot win and revenues generated from poker and simulcasting. The decrease in table game win was due to a reduction in the hold percentage (ratio of casino win to total amount of chips purchased for table games or total amount wagered for slots), which declined from 15.6% in the first quarter of 1993 to 13.2% in 1994, as well as the effect of a reduction in amounts wagered by patrons. Slot win increased as a reduction in the hold percentage was offset by an increase in amounts wagered by patrons. The reduction in slot hold percentage reflects management's decision to try to attract more slot players and to encourage increased slot wagering per player. Slot play was also favorably impacted by targeted marketing programs.

     Earnings (Loss) from Operations

          Casino, hotel and related operating results decreased by $4,135,000 for the first quarter of 1994 as decreased revenues discussed above combined with a net increase in operating expenses. The most significant increase in operating expenses was casino promotional costs ($2,600,000), due primarily to a program started in the second quarter of 1993 which rewards slot players by giving cash back to patrons based on their level of play. Since the introduction of the "cash-back" program the Company has reduced cash giveaways to bus patrons and through other promotional mailings.

     Other Income (Deductions)

          RIH's interest income has been largely attributable to the $50,000,000
     note receivable  from RIB,  a former  Bahamian affiliate.    This note  was
     cancelled as part of the Restructuring.

          RIH's interest expense has recently been limited to minor amounts incurred on capitalized lease obligations. After the Restructuring RIH is to bear, indirectly, the interest on the Mortgage Notes, the Junior
     Mortgage Notes and, to the extent issued, the Senior Facility Notes, through notes payable to RIHF, the terms of which mirror the terms of such debt of RIHF. See Note B of Notes to Consolidated Financial Statements for the terms of such new debt.

     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following exhibits are incorporated by reference:

     Exhibit
     Numbers                               Exhibits

     2.01            Plan  of Reorganization.    (Incorporated by  reference  to
                     Appendix A of the Information Statement/Prospectus included in Form S-4 Registration Statement No. 33-50733.)

     3.01-3.04       Not Used.

     3.05            Certificate of Incorporation of RIH.*

     3.05(a) Form of Certificate of Amendment of Certificate of Incorporation of RIH. (Incorporated by reference to
                     Exhibit 3.05(a) to Form S-1 Registration Statement No. 33-53371.)

     3.06            By-laws of RIH.*

     4.01-4.03       Not used.

     4.04 Form of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003.*

     4.05 Form of Indenture between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004.*

     4.06-4.21       Not used.

     4.22            Form of  Mortgage between  RIH and  State  Street Bank  and
                     Trust   Company   of  Connecticut,   National  Association,
                     securing Guaranty of RIHF Mortgage Notes.*

     4.23            Form  of  Mortgage  between  RIH  and  RIHF,  securing  RIH
                     Promissory Note.*

     4.24 Form of Assignment of Agreements made by RIHF, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding RIH Promissory Note.*

     4.25 Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Promissory Note.*

     4.26 Form of Assignment of Leases and Rents made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes.*

     4.27 Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note.*

     4.28 Form of Assignment of Operating Assets made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes.*

     4.29 Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes.*

     4.30 Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note.*

     4.31 Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note.*

     4.32 Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note.*

     4.33 Form of Assignment of Leases and Rents made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as
                     Assignee,  regarding  Guaranty   of  RIHF  Junior  Mortgage
                     Notes.*

     4.34 Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Promissory Note.*

     4.35 Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes.*

     4.36 Form of Amended and Restated $125,000,000 RIH Promissory Note (Incorporated by reference to Exhibit A to Exhibit
                     4.04 hereto.)

     4.37            Form  of  Amended  and   Restated  $35,000,000  RIH  Junior
                     Promissory Note (Incorporated by  reference to Exhibit A to
                     Exhibit 4.05 hereto.)

     10.01-10.33     Not Used.

     10.34(a) License and Services Agreement, dated as of September 17, 1992, among Griffin Group, RII and RIH.*

     10.34(b) Form of Amendment to License and Service Agreement, dated as of September 17, 1992 among Griffin Group, RII and RIH.*

     10.35-10.63     Not Used.

     10.64 Form of Intercreditor Agreement by and among RIHF, RIH, RII, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities.*

     10.65 Form of Note Purchase Agreement dated May 3, 1994, among RIHF, RII and RIH, and certain funds advised or managed by Fidelity with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 in Form S-1 Registration Statement No. 33-53371.)

     10.66 Form of Registration Rights Agreement dated as of April 29, 1994, among RII, RIHF, RIH, Fidelity and TCW. (Incorporated by reference to Exhibit 10.66 in Form S-1 Registration Statement No. 33-53371.)
     ______________________
     *Incorporated by reference to the same exhibit number in Form S-4 Registration Statement No. 33-50733.

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RIH covering an event during the first quarter of 1994.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          RESORTS INTERNATIONAL HOTEL, INC.
                                                     (Registrant)





                                          /s/ Matthew B. Kearney
                                          Matthew B. Kearney
                                          Vice President
                                          (Authorized Officer of
                                          Registrant and Chief
                                          Financial Officer)


     Date:  May 12, 1994