Form 10-Q
period 1994-06-30
RESORTS INTERNATIONAL HOTEL INC
filed 1994-08-12
CIK 841281

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1994

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

     Number of shares outstanding of registrant's common stock as of June 30,
     1 9 94:    1,000,000,  all  of  which  are  owned  by  one  shareholder.
     Accordingly there is no current market for any of such shares.


                               Total No. of Pages 21

                         RESORTS INTERNATIONAL HOTEL, INC.
                                     FORM 10-Q
                                       INDEX


                                                         Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Consolidated Statements
                       of Operations for the
                       Quarters and Halves Ended
                       June 30, 1994 and 1993                  3

                      Consolidated Balance Sheets
                       at June 30, 1994 and
                       December 31, 1993                       4

                      Consolidated Statements
                       of Cash Flows for the
                       Halves Ended June 30,
                       1994 and 1993                           5

                      Notes to Consolidated
                       Financial Statements                    6

                      Pro Forma Financial Data                14

        Item 2.       Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                             18


     Part II.  Other Information

        Item 6.       Exhibits and Reports on
                       Form 8-K                               20

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)
                                    (Unaudited)

                                    Quarter Ended          Half Ended
                                       June 30,             June 30,
                                   1994      1993        1994      1993
     Revenues:
       Casino                    $65,278    $60,500    $118,927  $115,407
       Rooms                       1,907      1,891       3,085     3,154
       Food and beverage           3,943      4,173       7,057     7,467
       Other casino/hotel
        revenues                   1,092      1,114       2,024     1,986
                                  72,220     67,678     131,093   128,014

     Expenses:
       Casino                     35,344     34,567      69,036    65,004
       Rooms                         848        902       1,558     1,709
       Food and beverage           4,287      4,619       7,864     8,337
       Other casino/hotel
        operating expenses         8,726      8,501      17,331    16,767
       Selling, general
        and administrative        12,544     12,389      23,084    23,867
       Provision for doubtful
        receivables                   13        326         181       463
       Depreciation                3,470      3,809       6,742     6,858
                                  65,232     65,113     125,796   123,005

     Earnings from operations      6,988      2,565       5,297     5,009
     Other income (deductions):
       Interest income               827      1,854       2,751     3,737
       Interest expense           (2,860)       (91)     (2,864)     (178)
       Amortization of
        debt discount               (207)                  (207)
       Recapitalization costs       (371)      (317)       (975)     (515)

     Net earnings                $ 4,377    $ 4,011    $  4,002  $  8,053

                RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars, except par value)

                                                    June 30,     December 31,
                                                     1994            1993
                                                  (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $13,395 and $11,446)                    $ 24,686       $  25,947
       Restricted cash equivalents                    1,000
       Receivables, less allowance for doubtful
        accounts of $4,194 and $4,538                 4,934           5,114
       Interest receivable from affiliate                             1,125
       Note receivable from affiliate                                50,000
       Inventories                                    1,444           1,754
       Prepaid expenses                               7,382           5,642
         Total current assets                        39,446          89,582

     Property and equipment, net of accumulated
      depreciation of $42,559 and $35,821           159,418         163,320
     Deferred charges and other assets               11,976          11,262

                                                   $210,840       $ 264,164

     LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

     Current liabilities:
       Current maturities of long-term debt        $     58       $      74
       Accounts payable and accrued liabilities      27,722          24,813
       Interest payable to affiliate                  2,857
       Notes payable to affiliate                                   325,000
       Due to RII                                     1,980          42,859
         Total current liabilities                   32,617         392,746

     Notes payable to affiliate, net
      of unamortized discount                       135,507

     Other long-term debt                                10              13

     Deferred income taxes                           19,400          19,400

     Shareholder's equity (deficit):
       Common stock - $1 par value                    1,000
       Capital in excess of par (excess
        of liabilities over assets at
        August 31, 1990 reorganization)              21,366        (198,829)
       Retained earnings                                940          50,834
         Total shareholder's equity (deficit)        23,306        (147,995)

                                                   $210,840       $ 264,164

                RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands of Dollars)
                                    (Unaudited)



                                                         Half Ended
                                                          June 30,
                                                     1994           1993

     Cash flows from operating activities:
       Cash received from customers               $ 129,700      $ 127,543
       Cash paid to suppliers and employees        (115,318)      (122,082)
         Cash flow from operations
          before interest                            14,382          5,461
       Interest received                                463          7,110
       Interest paid                                     (7)          (178)
         Net cash provided by operating
          activities                                 14,838         12,393

     Cash flows from investing activities:
       Payments for property and equipment           (2,840)       (20,149)
       CRDA deposits and bond purchases              (1,360)        (1,357)
         Net cash used in investing
          activities                                 (4,200)       (21,506)

     Cash flows from financing activities:
       Distribution to GGRI                         (12,262)
       Advances from RII                              2,357          2,342
       Recapitalization costs paid to RII              (975)          (515)
       Debt repayments                                  (19)        (2,049)
         Net cash used in financing
          activities                                (10,899)          (222)

     Net decrease in cash and cash equivalents         (261)        (9,335)
     Cash and cash equivalents at beginning
       of period                                     25,947         22,643
     Cash and cash equivalents at end of period   $  25,686      $  13,308

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

          Prior to May 3, 1994, RIH was a wholly owned subsidiary of Resorts I n ternational, Inc. ("RII"). As part of a restructuring (the "Restructuring") of certain publicly held debt securities of RII (the "Series Notes") which was effective on May 3, 1994 (the "Effective
     Date"), RIH became a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of RII.

          While the accompanying interim financial information is unaudited, management of RIH believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

          S i gnificant accounting principles and policies used in the preparation of the accompanying consolidated financial statements are summarized below.

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

     Complimentary Services

          The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department f o r complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons.

          Amounts allocated to the casino department from the other operating departments were as follows:
                                          Quarter Ended         Half Ended
                                             June 30,            June 30,
     (In Thousands of Dollars)            1994     1993       1994      1993

     Rooms                               $  979   $  927    $ 1,951   $ 1,832
     Food and beverage                    3,343    3,979      6,926     8,051
     Other casino/hotel operations        1,733    1,359      3,340     3,061

     Total allocated to casino           $6,055   $6,265    $12,217   $12,944


     Cash Equivalents

          RIH  considers  all  of  its  short-term  money  market  securities
     p u rchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short maturity of these instruments.

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

     B.   Restructuring of RII's Series Notes:

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

          Pursuant to the Plan, the Series Notes were exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. Hereinafter the Mortgage Notes and the Junior Mortgage Notes, collectively, are referred to as the "New Debt Securities." The New Debt Securities were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of RII, and are guaranteed by RIH. Also pursuant to the Plan, RIHF, RIH and RII entered into the senior note purchase agreement (the "Senior Facility") described below.

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

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH a n d i ts subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained.

          The Indentures also contain certain other restrictive covenants on the part of RIH and its subsidiaries, including (i) limitations on i n c u rring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than
     (x) intercompany advances to RII not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to RII from the proceeds of the Senior Facility (or similar working capital facility), provided, however, that RIH can make certain loans or engage in certain credit transactions in the operation of

     Resorts Casino Hotel, if such loans or credit transactions are in the ordinary course of business of operating a casino/hotel; and (iii) restrictions from entering into certain transactions with affiliates on terms less favorable to RIH or its subsidiaries than an arm's length transaction. In this regard, the Indentures specifically permit affiliated transactions in connection with the Senior Facility, the Griffin Services Agreement described in Note F, the parent services agreement with RII which provides for payment of the three percent services fee described in Note F, and a tax sharing agreement with RII which limits RIH's tax payments to RII to reimbursements of cash payments made by RII for income or alternative minimum taxes arising from the earnings or operations of RIH.

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity") is available for a single borrowing of up to $20,000,000 during the one-year period ending May 2, 1995, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility
     Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF.

          The Restructuring also prescribed the following transactions between RIH and its affiliates:

       - RIH issued the RIH Promissory Note and the RIH Junior Promissory Note in repayment of RIH's balance due to RII on the Effective Date with the remainder a distribution to RII. RIH's retained earnings of $53,896,000 at April 30, 1994 was included in that distribution.

       - GGRI exchanged the $325,000,000 Second Amended RIH-GGRI Notes (see Note E) for 999,900 shares of common stock of RIH. In
          o r der to accomplish this, RIH authorized an additional 4,997,500 shares of its common stock.

       - RII contributed to GGRI the 100 shares of common stock of RIH which RII owned. This resulted in RIH's becoming a wholly-owned subsidiary of GGRI and an indirect subsidiary of RII. RIH now has a total of 5,000,000 shares of common stock a u t h orized, of which 1,000,000 shares are issued and outstanding.

       - R I H distributed to GGRI, as a return of surplus, the $50,000,000 RIB Note (see Note D).

       - RIH distributed all of its cash and equivalents in excess of $15,000,000 as of the Effective Date to GGRI. GGRI distributed such cash to RII so that RII, in turn, could distribute Excess Cash (as defined in the Plan) to holders of Series Notes.

          For pro forma effects of the Restructuring on continuing operations of RIH assuming the Restructuring occurred on January 1, 1993 see "Pro Forma Financial Data" following Note I.

     C.   Reverse Repurchase Agreements:

          Cash equivalents at June 30, 1994 included a reverse repurchase agreement (federal government securities purchased under an agreement to resell those securities) with National Westminster Bank NJ in the amount of $13,836,000 under which RIH had not taken delivery of the underlying securities. The agreement matured on July 1, 1994.

     D.   Note Receivable from Affiliate:

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

     E.   Notes Payable to Affiliate:

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

     F.   Related Party Transactions:

     Affiliated Charges from RII

          RII charges RIH a fee of three percent of gross revenues for administrative and other services. Recapitalization costs reflected on the Consolidated Statements of Operations represent RIH's allocated portion of RII's consolidated recapitalization costs. Also, RII charges RIH $325,000 annually for rental of a warehouse.

          In addition to the above, charges for insurance cost are allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures.

     License and Services Agreement

          In April 1993, RII, RIH and The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of RII, entered into a license and services agreement (the "Griffin Services Agreement") effective as of September 17, 1992, upon the expiration of a previous license and services agreement.

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

          As part of the Restructuring, the payment due Griffin Group on September 17, 1994 was settled by applying $2,310,000 as a reduction of the balance of a note payable to RII by Griffin Group. On August 1, 1994 RII agreed to issue 1,940,000 shares of common stock of RII to an affiliate of Griffin Group in satisfaction of the final payment obligation of RIH and RII under the Griffin Services Agreement. This payment of $2,425,000 would have been due on September 17, 1995. The fair value of RII's common stock, based on the average of the high and low trading prices on the American Stock Exchange on August 1, 1994, was $1.03 per share. RII is to issue the shares as soon as is practicable. The shares will not be registered under the Securities Act of 1933 and will be restricted securities.

     G.   Income Taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of RIH's deferred tax liabilities and assets as of June 30, 1994 were as follows:

     (In Thousands of Dollars)

     Deferred tax liabilities:
       Basis differences on land                            $(19,300)
       Other                                                  (1,000)
         Total deferred tax liabilities                      (20,300)

     Deferred tax assets:
       Net operating loss carryforwards                       65,800
       Book reserves not yet deductible for tax               10,700
       Tax credit carryforwards                                2,000
       Basis differences on affiliated notes                   1,900
       Basis differences on property and
        equipment, excluding land                              1,900
       Other                                                   3,000
         Total deferred tax assets                            85,300

       Valuation allowance for deferred
        tax assets                                           (84,400)
         Deferred tax assets, net of
          valuation allowance                                    900

     Net deferred tax liabilities                           $(19,400)


         For federal tax purposes RIH had net operating loss carryforwards of approximately $188,000,000 at June 30, 1994 which expire from 2003 through 2005. These loss carryforwards were produced in periods prior to a change in ownership of the consolidated group of which RIH is a p a rt; therefore, these loss carryforwards are limited in their availability to offset future taxable income.

         At June 30, 1994, RIH had net operating loss carryforwards in New Jersey of approximately $156,000,000, which expire from 1994 through 1997.

         Also, for federal tax purposes, RIH had tax credit carryforwards of $2,000,000 at June 30, 1994 which expire from 1998 through 2008.

     H.  Statements of Cash Flows:

         S u p plemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                             Half Ended
                                                              June 30,
     (In Thousands of Dollars)                           1994        1993

     Reconciliation of net earnings to net cash
      provided by operating activities:
       Net earnings                                    $ 4,002     $ 8,053
       Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation                                    6,742       6,858
         Provision for doubtful receivables                181         463
         Provision for discount on CRDA
          obligations, net of amortization                 694         732
         Amortization of debt discount                     207
         Recapitalization costs                            975         515
         Net increase in accounts receivable                (1)       (180)
         Net (increase) decrease in interest
          receivable from affiliate                     (2,250)      3,375
         Net increase in inventories
          and prepaids                                  (1,430)     (5,035)
         Net (increase) decrease in deferred
          charges and other assets                          74        (731)
         Net increase (decrease) in accounts
           payable and accrued liabilities               2,787      (1,657)
         Net increase in interest payable
           to affiliate                                  2,857

     Net cash provided by operating activities         $14,838     $12,393

     Non-cash investing and financing transactions:

       Distribute RIH Promissory Note and RIH
        Junior Promissory Note as:
         Repayment of advances from RII               $ 43,236
         Distribution to RII                            92,064

       Exchange Second Amended RIH-GGRI Notes
        for shares of RIH common stock                 325,000

       Distribute RIB Note and accrued interest
        thereon to GGRI                                 53,375

       Increase in liabilities for additions to
        property and equipment and other assets            122        $685

     I.   Commitments and Contingencies:

     CRDA

          The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (as defined under the Casino Control Act) (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control
     Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984, the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. Certain issues have been raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983. Although these matters have been dormant for some time, RIH was verbally contacted by the State of New Jersey Department of the Treasury (the "Treasury") in late 1993 and expects further communication regarding the Treasury's proposal for a resolution of these matters. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from these issues will not have a material adverse effect on the accompanying consolidated financial statements.

     Litigation

          RIH is a defendant in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.






                             PRO FORMA FINANCIAL DATA

          S e t forth below is certain unaudited pro forma financial information for RIH. The pro forma statements of operations information for the year ended December 31, 1993 and the half ended June 30, 1994 gives effect to the Restructuring as if it occurred on January 1, 1993. The pro forma statements of operations information excludes the costs associated with the Restructuring. The unaudited pro forma information is not necessarily indicative of future results or what RIH's results of operations would actually have been had the transactions occurred on January 1, 1993. Such information should not be used as a basis to project results for any future period.

                         RESORTS INTERNATIONAL HOTEL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)


                                               Half Ended June 30, 1994
                                                     Pro Forma
                                       Historical   Adjustments     Pro Forma


     Revenues:
       Casino                           $118,927                     $118,927
       Rooms                               3,085                        3,085
       Food and beverage                   7,057                        7,057
       Other casino/hotel revenues         2,024                        2,024
                                         131,093                      131,093

     Expenses:
       Casino                             69,036                       69,036
       Rooms                               1,558                        1,558
       Food and beverage                   7,864                        7,864
       Other casino/hotel operating
        expenses                          17,331                       17,331
       Selling, general and
        administrative                    23,084                       23,084
       Provision for doubtful
        receivables                          181                          181
       Depreciation                        6,742                        6,742
                                         125,796                      125,796

     Earnings from operations              5,297                        5,297
     Other income (deductions):
       Interest income                     2,751      $(2,250)(a)         501
       Interest expense                   (2,864)      (6,009)(b)      (8,873)
       Amortization of debt discount        (207)        (528)(b)        (735)
       Recapitalization costs               (975)         975 (c)           0

     Net earnings (loss)                $  4,002      $(7,812)       $ (3,810)


           See Notes to Pro Forma Consolidated Statements of Operations

                         RESORTS INTERNATIONAL HOTEL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)


                                            Year Ended December 31, 1993
                                                     Pro Forma
                                       Historical   Adjustments     Pro Forma

     Revenues:
       Casino                           $244,116                    $244,116
       Rooms                               6,974                       6,974
       Food and beverage                  15,926                      15,926
       Other casino/hotel revenues         4,463                       4,463
                                         271,479                     271,479

     Expenses:
       Casino                            141,608                     141,608
       Rooms                               3,402                       3,402
       Food and beverage                  17,710                      17,710
       Other casino/hotel operating
        expenses                          34,764                      34,764
       Selling, general and
        administrative                    47,362                      47,362
       Provision for doubtful
        receivables                          901                         901
       Depreciation                       13,664                      13,664
                                         259,411                     259,411

     Earnings from operations             12,068                      12,068
     Other income (deductions):
       Interest income                     7,615     $ (6,750) (a)       865
       Interest expense                     (193)     (17,731) (b)   (17,924)
       Amortization of debt discount                   (1,329) (b)    (1,329)
       Recapitalization costs             (2,727)       2,727  (c)         0
     Earnings (loss) before income
      taxes                               16,763      (23,083)        (6,320)
     Income tax expense                     (400)                       (400)

     Net earnings (loss)                $ 16,363     $(23,083)      $ (6,720)



           See Notes to Pro Forma Consolidated Statements of Operations

             NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS


     (a) Reflects the elimination of interest income on the note receivable from RIB, which note was distributed to GGRI as a return of surplus.

     (b) Reflects interest expense and amortization of debt discount on the RIH Promissory Note and the RIH Junior Promissory Note.

     (c) Reflects the elimination of recapitalization costs incurred in connection with the Restructuring.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

     Liquidity

          At June 30, 1994 RIH had working capital of $6,829,000 including $24,686,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

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

     Capital Expenditures

          During the first half of 1994 RIH expended almost $3,000,000 for the purchase of 115 slot machines, most of which were replacements for older models, and for capital maintenance projects at Resorts Casino Hotel.

     RESULTS OF OPERATIONS

          RIH operates in one business segment. Following is a discussion of the results of operations for the second quarter and first half of 1994 compared to 1993. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

     Revenues

          Casino revenues were up by $4,778,000 for the second quarter and $3,520,000 for the first half of 1994. Poker and simulcasting, which activities commenced in late June 1993, accounted for $2,204,000 of the increase for the second quarter and a $4,380,000 increase for the half. Both the Company and the Atlantic City casino industry had a slight decline in table and slot win combined for the first half of 1994 compared to the prior year. The Company believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City and, for the Company, has significantly increased the cost of obtaining additional revenue. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations as the principal means of transportation to Atlantic City is by automobile or bus.

          The Company's increase in casino revenue for the second quarter resulted from increased slot win and poker and simulcast revenues. Slot win was up due to an increase in amounts wagered by patrons and, to a lesser extent, an increase in the slot hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games). Table game win was down slightly as the effect of a decrease in amounts wagered more than offset the effect of an increase in the table game hold percentage.

          The Company's increase for the first half resulted as increases in simulcast and poker revenue and slot win more than offset the decrease in table game win. Slot win increased as an increase in amounts wagered by patrons more than offset the effect of a reduction in the hold percentage. The decrease in table game win was due to both a reduction in amounts wagered by patrons and the effect of a reduction in the hold percentage.

     Earnings from Operations

          Casino, hotel and related operating results for the second quarter of 1994 increased by $4,423,000 due to the increased revenues described above. Total operating expenses for this period were virtually flat. The most significant variances in operating expenses were an increase in the accrual for management incentive bonuses ($1,300,000), a decrease in advertising expense ($500,000) and a decrease in food and beverage costs ($500,000). The decrease in advertising resulted as the second quarter of 1993 had higher advertising costs associated with the introduction of the "cash-back" program, a promotion which rewards slot players by giving cash back to patrons based on their level of play, and the 15th anniversary celebration of Resorts Casino Hotel. The decrease in food and beverage costs resulted primarily from reduced patronage at the Company's "all-you-can-eat" Beverly Hills Buffet due to price increases, although there has been a general decline in the number of patrons served at all of the Company's food and beverage outlets. Prices at the Beverly Hills Buffet were increased as management determined that this promotion was not cost effective.

          Casino, hotel and related operating results for the first half of 1994 increased by $288,000 as increased revenues discussed above were almost completely offset by a net increase in operating expenses. The most significant increase in operating expenses was casino promotional costs ($2,300,000), due primarily to the "cash-back" program noted above, which commenced in late April 1993. Since the introduction of the "cash-back" program the Company has reduced cash giveaways to bus patrons and through other promotional mailings. Other significant cost increases were in fees associated with simulcasting ($1,100,000) and the a c crual for management incentive bonuses ($800,000). The most significant decrease in operating expenses was in food and beverage costs ($900,000) due to the reasons described above.

     Other Income (Deductions)

          RIH's   interest  income  has  been  largely  attributable  to  the
     $50,000,000 note receivable from RIB, a former Bahamian affiliate. This note was cancelled as part of the Restructuring.

          RIH's interest expense before the Restructuring was limited to minor amounts incurred on capitalized lease obligations. After the Restructuring RIH is to bear, indirectly, the interest on the Mortgage Notes, the Junior Mortgage Notes and, to the extent issued, the Senior Facility Notes, through notes payable to RIHF, the terms of which mirror the terms of such debt of RIHF. See Note B of Notes to Consolidated Financial Statements for the terms of such new debt.


     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RIH covering an event during the second quarter of 1994. No amendments to previously filed Forms 8-K were filed during the second quarter of 1994.

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








                                          RESORTS INTERNATIONAL HOTEL, INC.
                                                     (Registrant)





                                          /s/ Matthew B. Kearney
                                          Matthew B. Kearney
                                          Executive Vice President
                                          (Authorized Officer of
                                          Registrant and Chief
                                          Financial Officer)


     Date:  August 10, 1994