Form 10-Q
period 1994-09-30
RESORTS INTERNATIONAL HOTEL INC
filed 1994-11-10
CIK 841281

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1994

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                    Yes  X     No

     Number of shares outstanding of registrant's common stock as of September 30, 1994: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.


                      Exhibit Index is presented on page 22.

                               Total No. of Pages 23

                         RESORTS INTERNATIONAL HOTEL, INC.
                                     FORM 10-Q
                                       INDEX


                                                         Page Number

     Part I.   Financial Information

        Item 1.       Financial Statements

                      Consolidated Statements
                       of Operations for the
                       Quarters and Three Quarters
                       Ended September 30, 1994
                       and 1993                                3

                      Consolidated Balance Sheets
                       at September 30, 1994 and
                       December 31, 1993                       4

                      Consolidated Statements
                       of Cash Flows for the
                       Three Quarters Ended
                       September 30, 1994 and 1993             5

                      Notes to Consolidated
                       Financial Statements                    6

                      Pro Forma Financial Data                14

        Item 2.       Management's Discussion
                       and Analysis of Financial
                       Condition and Results of
                       Operations                             18


     Part II.  Other Information

        Item 5.       Other Information                       20

        Item 6.       Exhibits and Reports on
                       Form 8-K                               20

     PART I. - FINANCIAL INFORMATION
     Item 1.   Financial Statements


                RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)
                                    (Unaudited)

                                    Quarter Ended      Three Quarters Ended
                                    September 30,          September 30,
                                   1994       1993       1994        1993
     Revenues:
       Casino                    $69,582    $72,396    $188,509    $187,803
       Rooms                       2,424      2,216       5,509       5,370
       Food and beverage           4,267      4,873      11,324      12,340
       Other casino/hotel
        revenues                   1,406      1,315       3,430       3,301
                                  77,679     80,800     208,772     208,814

     Expenses:
       Casino                     37,700     40,009     106,736     105,013
       Rooms                         873        793       2,431       2,502
       Food and beverage           4,412      5,093      12,276      13,430
       Other casino/hotel
        operating expenses         9,002      8,981      26,333      25,748
       Selling, general
        and administrative        10,952     11,722      34,217      36,052
       Depreciation                3,295      3,406      10,037      10,264
                                  66,234     70,004     192,030     193,009

     Earnings from operations     11,445     10,796      16,742      15,805
     Other income (deductions):
       Interest income               443      1,894       3,194       5,631
       Interest expense           (4,510)       (12)     (7,374)       (190)
       Amortization of
        debt discount               (252)                  (459)
       Recapitalization costs                (1,065)       (975)     (1,580)

     Earnings before income
      taxes                        7,126     11,613      11,128      19,666

     Income tax expense                        (400)                   (400)

     Net earnings                $ 7,126    $11,213    $ 11,128    $ 19,266

                RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars, except par value)

                                                 September 30,   December 31,
                                                     1994            1993
                                                  (Unaudited)
     ASSETS

     Current assets:
       Cash (including cash equivalents
        of $20,985 and $11,446)                    $ 33,525       $  25,947
       Restricted cash equivalents                    1,000
       Receivables, less allowance for doubtful
        accounts of $4,029 and $4,538                 5,721           5,114
       Interest receivable from affiliate                             1,125
       Note receivable from affiliate                                50,000
       Inventories                                    1,444           1,754
       Prepaid expenses                               9,239           5,642
         Total current assets                        50,929          89,582

     Property and equipment, net of accumulated
      depreciation of $45,795 and $35,821           156,799         163,320
     Deferred charges and other assets               11,376          11,262

                                                   $219,104       $ 264,164

     LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

     Current liabilities:
       Current maturities of long-term debt        $      5       $      74
       Accounts payable and accrued liabilities      24,973          24,813
       Interest payable to affiliate                  2,210
       Notes payable to affiliate                                   325,000
       Due to RII                                     6,316          42,859
         Total current liabilities                   33,504         392,746

     Notes payable to affiliate, net
      of unamortized discount                       135,759

     Other long-term debt                                 9              13

     Deferred income taxes                           19,400          19,400

     Shareholder's equity (deficit):
       Common stock - $1 par value                    1,000
       Capital in excess of par (excess
        of liabilities over assets at
        August 31, 1990 reorganization)              21,366        (198,829)
       Retained earnings                              8,066          50,834
         Total shareholder's equity (deficit)        30,432        (147,995)

                                                   $219,104       $ 264,164

                RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands of Dollars)
                                    (Unaudited)



                                                    Three Quarters Ended
                                                        September 30,
                                                     1994           1993

     Cash flows from operating activities:
       Cash received from customers               $ 206,695      $ 208,297
       Cash paid to suppliers and employees        (181,174)      (189,019)
         Cash flow from operations
          before interest                            25,521         19,278
       Interest received                                782          7,289
       Interest paid                                 (5,164)          (190)
         Net cash provided by operating
          activities                                 21,139         26,377

     Cash flows from investing activities:
       Payments for property and equipment           (3,885)       (20,394)
       Proceeds from the sale of property               116
       CRDA deposits and bond purchases              (2,175)        (2,121)
         Net cash used in investing
          activities                                 (5,944)       (22,515)

     Cash flows from financing activities:
       Distribution to GGRI                         (12,262)
       Advances from RII                              6,693          7,951
       Recapitalization costs paid to RII              (975)        (1,580)
       Debt repayments                                  (73)        (2,056)
         Net cash provided by (used in)
          financing activities                       (6,617)         4,315

     Net increase in cash and cash equivalents        8,578          8,177
     Cash and cash equivalents at beginning
       of period                                     25,947         22,643
     Cash and cash equivalents at end of period   $  34,525      $  30,820

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

     Revenue Recognition

          RIH records as revenue the win from gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

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

          Amounts allocated to the casino department from the other operating departments were as follows:
                                         Quarter Ended   Three Quarters Ended
                                         September 30,       September 30,
     (In Thousands of Dollars)           1994     1993       1994       1993

     Rooms                              $1,071   $  996    $ 3,022    $ 2,828
     Food and beverage                   3,688    4,144     10,614     12,195
     Other casino/hotel operations       1,974    2,005      5,314      5,066

     Total allocated to casino          $6,733   $7,145    $18,950    $20,089


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

          Pursuant to the Plan, the Series Notes were exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. Hereinafter the Mortgage Notes and the Junior Mortgage Notes, collectively, are referred to as the "New Debt
     S e c urities." The New Debt Securities were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of RII, and are guaranteed by RIH. Also pursuant to the Plan, RIHF, RIH and RII entered into the senior note purchase agreement (the "Senior Facility") described below.

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

            The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which m i r r or the terms of the Junior Mortgage Notes. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Junior Mortgage Notes, in which case the balance of the RIH Junior Promissory Note would increase accordingly. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior
     Facility Notes, if the Senior Facility Notes are issued, and are subordinated to the liens securing the Mortgage Notes.

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH a n d its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained.

          The Indentures also contain certain other restrictive covenants on the part of RIH and its subsidiaries, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to RII not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to RII from the proceeds of the Senior Facility (or similar working capital facility), provided, however, that RIH can make certain loans or engage in certain credit transactions in the operation of Resorts Casino Hotel, if such loans or credit transactions are in the ordinary course of business of operating a c a sino/hotel; and (iii) restrictions from entering into certain transactions with affiliates on terms less favorable to RIH or its subsidiaries than an arm's length transaction. In this regard, the Indentures specifically permit affiliated transactions in connection with the Senior Facility, the Griffin Services Agreement described in Note F, the parent services agreement with RII which provides for payment of the three percent services fee described in Note F, and a tax sharing agreement with RII which limits RIH's tax payments to RII to reimbursements of cash payments made by RII for income or alternative minimum taxes arising from the earnings or operations of RIH.

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity") is available for a single borrowing of up to $20,000,000 during the one-year period ending May 2, 1995, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility
     Notes will bear interest at 11% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $20,000,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RII or RIH to draw on the Senior Facility.

          The   Restructuring  also  prescribed  the  following  transactions between RIH and its affiliates:

       - RIH issued the RIH Promissory Note and the RIH Junior Promissory Note in repayment of RIH's balance due to RII on the Effective Date with the remainder a distribution to RII. RIH's retained earnings of $53,896,000 at April 30, 1994 was included in that distribution.

       - GGRI exchanged the $325,000,000 Second Amended RIH-GGRI Notes (see Note E) for 999,900 shares of common stock of RIH. In order to accomplish this, RIH authorized an additional 4,997,500 shares of its common stock.

       - RII contributed to GGRI the 100 shares of common stock of RIH which RII owned. This resulted in RIH's becoming a wholly-owned subsidiary of GGRI and an indirect subsidiary of RII. RIH now has a total of 5,000,000 shares of common stock a u t horized, of which 1,000,000 shares are issued and outstanding.

       - RIH distributed to GGRI, as a return of surplus, the $50,000,000 RIB Note (see Note D).

       - RIH distributed all of its cash and equivalents in excess of $ 1 5,000,000 as of the Effective Date to GGRI. GGRI distributed such cash to RII so that RII, in turn, could distribute Excess Cash (as defined in the Plan) to holders of Series Notes.

          For pro forma effects of the Restructuring on continuing operations of RIH assuming the Restructuring occurred on January 1, 1993 see "Pro Forma Financial Data" following Note I.

     C.   Reverse Repurchase Agreements:

          C a sh equivalents at September 30, 1994 included a reverse repurchase agreement (federal government securities purchased under an agreement to resell those securities) with National Westminster Bank NJ in the amount of $21,346,000 under which RIH had not taken delivery of the underlying securities. The agreement matured on October 3, 1994.

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

          The Griffin Services Agreement will continue in force until September 17, 1997 unless earlier terminated under certain circumstances including, among others, a change of control (as defined) of RII and RIH and Mr. Griffin ceasing to serve as Chairman of the Board of RII.

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

          As part of the Restructuring, the payment due Griffin Group on September 17, 1994 was settled by applying $2,310,000 as a reduction of the balance of a note payable to RII by Griffin Group. On August 1, 1994, following review and approval by the independent members of RII's Board of Directors, RII agreed to issue 1,940,000 shares of common stock of RII to an affiliate of Griffin Group in satisfaction of the final payment obligation of RIH and RII under the Griffin Services Agreement. This payment of $2,425,000 would have been due on September 17, 1995. The closing price of RII's common stock on the date of the agreement was $1.0625 per share. RII will issue the shares as of August 1, 1994 and the balance of prepaid expenses at September 30, 1994 reflects the issuance of these shares. The shares will not be registered under the Securities Act of 1933 and will be restricted securities.

     G.   Income Taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of RIH's deferred tax liabilities and assets as of September 30, 1994 were as follows:

     (In Thousands of Dollars)

     Deferred tax liabilities:
       Basis differences on land                            $(19,300)
       Other                                                    (400)
         Total deferred tax liabilities                      (19,700)

     Deferred tax assets:
       Net operating loss carryforwards                       65,800
       Book reserves not yet deductible for tax               10,800
       Tax credit carryforwards                                2,000
       Basis differences on property and
        equipment, excluding land                              6,400
       Other                                                   2,800
         Total deferred tax assets                            87,800

       Valuation allowance for deferred
        tax assets                                           (87,500)
         Deferred tax assets, net of
          valuation allowance                                    300

     Net deferred tax liabilities                           $(19,400)


         For federal tax purposes RIH had net operating loss carryforwards of approximately $188,000,000 at September 30, 1994 which expire from 2003 through 2005. These loss carryforwards were produced in periods prior to a change in ownership of the consolidated group of which RIH is a p a rt; therefore, these loss carryforwards are limited in their availability to offset future taxable income.

         At September 30, 1994, RIH had net operating loss carryforwards in New Jersey of approximately $151,000,000, which expire from 1994 through 1997.

         Also, for federal tax purposes, RIH had tax credit carryforwards of approximately $2,000,000 at September 30, 1994 which expire from 1998 through 2008.

     H.  Statements of Cash Flows:

         S u p plemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                       Three Quarters Ended
                                                           September 30,
     (In Thousands of Dollars)                           1994        1993

     Reconciliation of net earnings to net cash
      provided by operating activities:
       Net earnings                                    $11,128     $19,266
       Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation                                   10,037      10,264
         Provision for doubtful receivables                181         536
         Provision for discount on CRDA
          obligations, net of amortization               1,098       1,196
         Deferred tax provision                                        400
         Amortization of debt discount                     459
         Recapitalization costs                            975       1,580
         Net increase in receivables                      (788)       (812)
         Net (increase) decrease in interest
          receivable from affiliate                     (2,250)      1,687
         Net increase in inventories
          and prepaid expenses                          (3,287)     (5,320)
         Net (increase) decrease in deferred
          charges and other assets                       1,139        (731)
         Net increase (decrease) in accounts
           payable and accrued liabilities                 237      (1,689)
         Net increase in interest payable
           to affiliate                                  2,210

     Net cash provided by operating activities         $21,139     $26,377

     Non-cash investing and financing transactions:

       Distribute RIH Promissory Note and RIH
        Junior Promissory Note as:
         Repayment of advances from RII               $ 43,236
         Distribution to RII                            92,064

       Exchange Second Amended RIH-GGRI Notes
        for shares of RIH common stock                 325,000

       Distribute RIB Note and accrued interest
        thereon to GGRI                                 53,375

       Increase in liabilities for additions to
        property and equipment and other assets            176        $843

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






                             PRO FORMA FINANCIAL DATA

          S e t forth below is certain unaudited pro forma financial information for RIH. The pro forma statements of operations information for the year ended December 31, 1993 and the three quarters ended September 30, 1994 gives effect to the Restructuring as if it occurred on January 1, 1993. The pro forma statements of operations information excludes the costs associated with the Restructuring. The unaudited pro forma information is not necessarily indicative of future results or what RIH's results of operations would actually have been had the transactions occurred on January 1, 1993. Such information should not be used as a basis to project results for any future period.

                         RESORTS INTERNATIONAL HOTEL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)


                                      Three Quarters Ended September 30, 1994
                                                    Pro Forma
                                      Historical   Adjustments     Pro Forma

     Revenues:
       Casino                          $188,509                     $188,509
       Rooms                              5,509                        5,509
       Food and beverage                 11,324                       11,324
       Other casino/hotel revenues        3,430                        3,430
                                        208,772                      208,772

     Expenses:
       Casino                           106,736                      106,736
       Rooms                              2,431                        2,431
       Food and beverage                 12,276                       12,276
       Other casino/hotel operating
        expenses                         26,333                       26,333
       Selling, general and
        administrative                   34,217                       34,217
       Depreciation                      10,037                       10,037
                                        192,030                      192,030

     Earnings from operations            16,742                       16,742
     Other income (deductions):
       Interest income                    3,194      $(2,250)(a)         944
       Interest expense                  (7,374)      (5,932)(b)     (13,306)
       Amortization of debt discount       (459)        (667)(b)      (1,126)
       Recapitalization costs              (975)         975 (c)          -0-

     Net earnings                      $ 11,128      $(7,874   )    $  3,254



           See Notes to Pro Forma Consolidated Statements of Operations

                         RESORTS INTERNATIONAL HOTEL, INC.

                  PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)


                                            Year Ended December 31, 1993
                                                     Pro Forma
                                       Historical   Adjustments     Pro Forma

     Revenues:
       Casino                           $244,116                    $244,116
       Rooms                               6,974                       6,974
       Food and beverage                  15,926                      15,926
       Other casino/hotel revenues         4,463                       4,463
                                         271,479                     271,479

     Expenses:
       Casino                            141,608                     141,608
       Rooms                               3,402                       3,402
       Food and beverage                  17,710                      17,710
       Other casino/hotel operating
        expenses                          34,764                      34,764
       Selling, general and
        administrative                    48,263                      48,263
       Depreciation                       13,664                      13,664
                                         259,411                     259,411

     Earnings from operations             12,068                      12,068
     Other income (deductions):
       Interest income                     7,615     $ (6,750) (a)       865
       Interest expense                     (193)     (17,731) (b)   (17,924)
       Amortization of debt discount                   (1,329) (b)    (1,329)
       Recapitalization costs             (2,727)       2,727  (c)        -0-
     Earnings (loss) before income
      taxes                               16,763      (23,083)        (6,320)
     Income tax expense                     (400)                       (400)

     Net earnings (loss)                $ 16,363     $(23,083)      $ (6,720)



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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FINANCIAL CONDITION

     Liquidity

          At September 30, 1994 RIH had working capital of $17,425,000 including $33,525,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

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

          RIHF will satisfy the $2,499,000 of interest due December 15, 1994 on the Junior Mortgage Notes by cash payment. Therefore, on that date RIH will pay interest due on the RIH Junior Promissory Note in cash.

     Capital Expenditures

          During the first three quarters of 1994 RIH expended $3,885,000 for capital improvements at Resorts Casino Hotel including the purchase of 115 slot machines, most of which were replacements for older models, and capital maintenance projects.

     RESULTS OF OPERATIONS

          RIH operates in one business segment. Following is a discussion of the results of operations for the third quarter and first three quarters of 1994 compared to 1993. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

     Revenues

           Casino revenues were down by $2,814,000 for the third quarter and increased by $706,000 for the first three quarters of 1994. The modest growth in the Atlantic City casino industry continues with the increase in slot win more than offsetting the decline in table game win. The addition of poker and simulcast betting in June 1993 and keno in June 1994 has added to the industry's revenues, though not significantly. RIH believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City. Expansion of existing Atlantic City casinos has also adversely affected RIH's operations. These factors have significantly increased RIH's cost of obtaining additional revenue.

          RIH's revenue from poker, simulcasting and keno combined decreased by $905,000 for the third quarter and increased by $3,475,000 for the first three quarters. RIH's win from slot and table games decreased by $1,909,000 for the third quarter and by $2,769,000 for the first three quarters of 1994. RIH's growth in slot win has more than kept pace with the industry's, as slot players have been the prime focus of RIH's marketing efforts. However, RIH's decline in table game win has been much greater than that experienced by the industry as a whole because RIH's marketing programs have not targeted table players and RIH's hold percentage (ratio of casino win to total amount of chips purchased) has been below the industry's average. RIH recently increased its program of charter flights and is reevaluating its marketing efforts with a view to recapturing some of its lost market share of table win.

     Earnings from Operations

          For the third quarter of 1994 casino, hotel and related operating results increased by $649,000 as the decreased revenues described above were more than offset by a net decrease in operating costs. The most significant variances in operating expenses were decreases in payroll and related costs ($1,400,000), casino promotional costs ($800,000), other casino operating costs ($500,000) and food and beverage costs
     ($400,000). Payroll and related costs were down primarily due to decreased staffing levels. Other casino operating costs were higher in the third quarter of 1993 due to certain start up costs associated with the opening of the simulcast and poker room in late June 1993 and the larger volume of activity during its first full quarter of operation. The decrease in food and beverage costs resulted primarily from reduced patronage at RIH's "all-you-can-eat" Beverly Hills Buffet due to price increases, although there has been a general decline in the number of patrons served at all of RIH's food and beverage outlets. Prices at the Beverly Hills Buffet were increased as management determined that this promotion was no longer cost effective at the prior price levels.

          Casino,  hotel  and  related  operating results for the first three quarters of 1994 increased by $937,000 due to a net decrease in operating expenses. The most significant decreases in operating expenses in 1994 were in food and beverage costs ($1,300,000) and payroll  and  related  costs  ($1,000,000)  due to the reasons described above. Advertising costs were also down ($600,000) as the second q u arter of 1993 included advertising costs associated with the introduction of the "cash-back" program (a promotion which rewards slot players by giving cash back to patrons based on their level of play) and the 15th anniversary celebration for Resorts Casino Hotel. Favorable variances in these and other costs were partially offset by increases in other expenses. The most significant increase was in casino promotional costs ($1,500,000) due primarily to the "cash-back" program noted above, which commenced in late April 1993. Since the introduction of the "cash-back" program RIH has reduced certain other cash giveaways. Other significant cost increases were in entertainment ($600,000) and the accrual for management incentive bonuses ($700,000). Entertainment costs were up as more revue and headliner shows were presented in 1994 and the revue shows included more featured performers.

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


     PART II.  OTHER INFORMATION

     Item 5.  Other Information

          RIHF has determined the issue price of the Mortgage Notes and the Junior Mortgage Notes to be used in calculating the related original issue discount for Federal income tax purposes to be 85% and 83%, respectively.

     Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          The following Part I exhibit is filed herewith:

          Exhibit
          Number            Exhibit

           (27)     Financial data schedule

     b.   Reports on Form 8-K

          No Current Report on Form 8-K was filed by RIH covering an event during the third quarter of 1994. No amendments to previously filed Forms 8-K were filed during the third quarter of 1994.

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








                                          RESORTS INTERNATIONAL HOTEL, INC.
                                                     (Registrant)





                                          /s/ Matthew B. Kearney
                                          Matthew B. Kearney
                                          Executive Vice President
                                          (Authorized Officer of
                                          Registrant and Chief
                                          Financial Officer)


     Date:  November 9, 1994

                         RESORTS INTERNATIONAL HOTEL, INC.

                        Form 10-Q for the quarterly period
                             ended September 30, 1994


                                   EXHIBIT INDEX


          Exhibit                                         Page
          Number                 Exhibit                 Number

           (27)          Financial data schedule           23