Form 10-K405
period 1994-12-31
RESORTS INTERNATIONAL HOTEL INC
filed 1995-03-23
CIK 841281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                     Form 10-K


     [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994

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

     Registrant's telephone number, including area code: 609-344-6000

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None



                                   - continued-













                 Exhibit Index is presented on Pages 51 through 56


                             Total Number of Pages 57

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X     No

     Indicate  by  check  mark if disclosure of delinquent filers pursuant to
     Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                    Yes  X     No

     As of February 28, 1995, there were 1,000,000 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

                                      PART I


     ITEM 1.  BUSINESS

                         (a)  General Development of Business

          Resorts International Hotel, Inc. ("RIH") owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey. RIH was incorporated in New Jersey in 1903. Prior to May 3, 1994, RIH was a wholly owned subsidiary of Resorts International, Inc. ("RII"). As part of a restructuring (the "Restructuring") of certain publicly held debt securities of RII (the "Series Notes") which was effective on May 3, 1994 (the "Effective Date"), RIH became a wholly owned subsidiary of GGRI, Inc. ("GGRI"). GGRI, which is a wholly owned subsidiary of RII, has no assets or operations other than those represented by its investment in RIH.

          The Resorts Casino Hotel is located on the Atlantic City Boardwalk and has approximately 670 guest rooms, a 60,000 square foot casino, an 8,000 square foot racetrack simulcast betting and poker area and related facilities.

          Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). RIH's current license was renewed in February 1994 through January 31, 1996 and is subject to certain financial reporting and other conditions. See "Regulation and Gaming Taxes and Fees" under "(c) Narrative Description of Business" below.

     Restructuring of RII's Series Notes

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

          Pursuant to the Plan, the Series Notes were exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of RII, and are guaranteed by RIH. The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Promissory Note, the RIH Junior Promissory Note and RIH's guarantees of the Mortgage Notes and the Junior Mortgage Notes are secured by liens on the Resorts Casino Hotel.

          The Restructuring also provided for certain funds or accounts managed by Fidelity Management & Research Company ("Fidelity") to enter into a senior credit facility with RIHF, RII and RIH (the "Senior Facility") which would allow RIHF to borrow up to $20,000,000 through the issuance of notes (the "Senior Facility Notes"). The Senior Facility was to be available for a single borrowing during the one-year period ending May 2, 1995. The Senior Facility Notes were to bear interest at 11% per year and mature in 2002. RIHF and Fidelity recently amended the Senior Facility, which amendment (i) extended the borrowing period through May 2, 1996, (ii) increased the interest rate to 11.75% and (iii) reduced the maximum amount of potential borrowing to $19,738,000. The Senior Facility Notes, if issued, will also be guaranteed by RIH and secured by a promissory note from RIH, the terms of which will mirror the terms of the Senior Facility Notes. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RIHF to draw on the Senior Facility.

          For further description of the securities issued pursuant to the Plan, the related affiliated notes, guarantees and mortgages issued by RIH, and the Senior Facility, see Note 2 of Notes to Consolidated Financial Statements.

          (b)  Financial Information about Industry Segments

          RIH operates in one business segment. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

          (c)  Narrative Description of Business

     Gaming Facilities

          The Resorts Casino Hotel in Atlantic City, New Jersey, has a 60,000 square foot casino and a racetrack simulcast betting and poker area of approximately 8,000 square feet. At December 31, 1994, these gaming areas contained 45 blackjack tables, 18 poker tables, 11 dice tables, 9 roulette tables, 4 Caribbean stud poker tables, 3 baccarat tables, 2 mini-baccarat tables, 2 pai gow poker tables, 1 big six wheel, 1 sic bo table, 1,944 slot machines, 5 betting windows and 4 customer-operated terminals for race book, and a keno parlor. As discussed below, Resorts Casino Hotel has recently received approval from the Casino Control Commission to expand its casino by an additional 10,000 square feet and expects to complete such expansion by mid-1995.

          During 1994, RIH had total gaming revenues of $250,482,000. This compares to total gaming revenues of $244,116,000 for 1993 and $233,780,000 for 1992. RIH has offered simulcast betting and poker since June 1993, keno since June 1994 and Caribbean stud poker since November 1994.

          Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which a f fect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

     Resort and Hotel Facilities

          The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 670 guest rooms and suites, the 1,400-seat Superstar Theater, eight restaurants, two cocktail and entertainment lounges, a VIP slot and table player lounge, an indoor swimming pool and health club, and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

          RIH owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. Resorts Casino Hotel also offers valet parking at nearby, uncovered leased lots that provide space for approximately 600 cars and has an additional leased lot which provides uncovered self-parking for approximately 170 cars.

          Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1994, 1993 and 1992 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 91%, 92% and 93%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 47% and $64, respectively, for 1994. This compares with 47% and $62, respectively, for 1993, and 57% and $61, respectively, for 1992.

     Capital Improvements

          RIH has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these six years capital additions at Resorts Casino Hotel exceeded $109,000,000. In 1994 RIH purchased 221 slot machines, most of which replaced older models, and completed various capital maintenance projects. In 1993 RIH converted certain back-of-the-house space into a s i mulcast facility, which houses five betting windows and four customer-operated terminals and approximately 80 seats for simulcast betting operations, as well as 18 poker tables, various other table games and a bar with food service. Also, certain casino renovations were completed, 280 slot machines were purchased, most of which replaced older models, and the VIP slot and table player lounge, "Club Griffin," opened. In addition, guest room refurbishments continued and a new centralized mobile communications system was installed. During the years 1989 through 1992 improvements included refurbishment of rooms in both the East Tower and the North Tower, casino renovations, purchase of new slot machines and gaming equipment, conversion of the parking garage from valet to self-parking, restaurant remodeling and upgrading, renovation of public areas, installation of new computer equipment and m a nagement information systems, as well as improvements to the infrastructure such as elevators, air conditioning, and exterior renovations and painting. As the major capital improvements program was completed in 1993, management expects capital expenditures in

     1995,  as  in  1994,  to  be  largely related to maintenance of existing facilities. Such capital costs of a recurring nature are planned to approximate $10,000,000 in 1995. It is currently estimated that an additional $1,500,000 will be required to enlarge the gaming area by an additional 10,000 square feet, which expansion was recently approved by the Casino Control Commission. RIH also estimates that slot machines for this additional gaming space will cost approximately $2,500,000; RIH will explore leasing, rather than purchasing, these slot machines.

     Marketing

          RIH continues to take advantage of the celebrity status of Merv Griffin, who is actively engaged in the marketing of the Resorts Casino Hotel. Mr. Griffin, who is Chairman of the Board of RII, is featured in television commercials and in print advertisements. Mr. Griffin also appeared live at the Resorts Casino Hotel in "Merv Griffin's New Year's Eve Special 1994" which was broadcast nationwide. Merv Griffin's New Year's Eve Special has been produced at the Resorts Casino Hotel since 1991. Mr. Griffin is to continue to participate in the operations and marketing of the Resorts Casino Hotel through the term of a License and Services Agreement described in Note 8 of Notes to Consolidated Financial Statements.

          RIH's marketing strategy is designed to enhance the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players, although slot players have been, in recent years, the primary
     focus   of  RIH's  marketing  efforts.    In  1993  RIH  introduced  the
     "cash-back" program which rewards slot players with cash refunds or complimentaries based on their volume of play and expanded and upgraded "Hollywood Hills," its high-limit slot area. In the fall of 1994, RIH increased its program of charter flights in an effort to recapture some of its lost market share in table win. Also, in the fall of 1994, RIH introduced the "Griffin Games," created by Merv Griffin, whereby slot patrons are chosen at random to participate in daily tournaments with the daily winners eventually participating in a $100,000 "winners tournament." In January 1995 the "Griffin Games" were extended to those patrons playing table games and, to further attract premium players, RIH has budgeted in its 1995 capital expenditure program approximately $800,000 to renovate its suites. The Resorts Casino Hotel also has a
     VIP   slot  and  table  player  lounge,  "Club  Griffin,"  which  serves complimentary food and beverages. Notwithstanding the preceding, RIH continues to rely heavily on its bus program to produce low to middle level slot players.

     New Convention Center

          In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. RIH understands that the new convention center will have 500,000 square feet of exhibit s p ace and an additional 104,000 square feet of meeting rooms. Construction of the new convention center began in early 1993 and it is scheduled to be completed in early 1997.

          The convention center is part of a broader plan that includes an additional expansion of the Atlantic City International Airport, the transformation of the main entryway into Atlantic City into a new corridor, revitalizing the Boardwalk's commercial district by means of a themed retail area, and the construction of new hotel rooms. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation Facilities" below. The corridor project presently includes plans for a new convention hotel. In addition, to further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations to support the new convention center, up to a total of $100,000,000 has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. To date, the CRDA has approved the expansion projects submitted by five casino/hotels which are to receive CRDA financing approximating $84,000,000 and result in the construction of approximately 2,100 hotel rooms.

          Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, RIH, at this point, can make no representations as to whether, or to what extent, its operations may be improved by the completion of the new convention center, the proposed airport expansion projects and the proposed increase in number of hotel rooms in the area.

     Transportation Facilities

          The lack of an adequate transportation infrastructure in the Atlantic City area continues to negatively affect the industry's ability to attract patrons from outside a core geographic area. In 1989, Amtrak express rail service to Atlantic City commenced from Philadelphia, New York, Washington and other major cities in the northeast. This service was expected to improve access to Atlantic City and expand the geographic size of the Atlantic City casino industry's marketing base. Recently, Amtrak announced that express rail service to Atlantic City will be discontinued in April 1995.

          Also, in 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets, but scheduled service to that airport from major cities by national air carriers remains extremely limited. In order to attract increased air service, expansion of the existing terminal is currently in progress. This construction, which will double the size of the terminal, is expected to be completed in the fall of 1995. This project includes a new second level for the terminal, additional departure gates, an improved baggage system and sheltered walkways connecting the terminal and planes. Furthermore, in early 1995 the South Jersey Transportation A u thority submitted a comprehensive master plan for the future development of the airport which plan is currently being reviewed in public hearings. The plan predicts a threefold increase in passenger volume in the next 20 years and recommends $155,000,000 of improvements.

          Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

          RIH continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino-Resort (the "Taj Mahal"), which connects Pennsylvania and Virginia Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To comfortably accommodate its bus patrons, Resorts Casino Hotel has a waiting facility which is located indoors, adjacent to the casino, and offers various amenities.

     Competition

          Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities, and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 860,000 square feet of gaming area, including simulcast betting and poker rooms, and 8,500 hotel rooms. These amounts reflect increases of approximately 74,000 square feet of gaming area and 300 hotel rooms in 1994. Significant additional expansion is expected in 1995 due to the previously discussed projects to be financed by the CRDA as well as the recently passed amendments to the Casino Control Act which amendments will permit three existing casino/hotels, in addition to Resorts Casino Hotel, to increase their gaming area without adding additional hotel rooms. As previously noted, RIH has received approval from the Casino Control Commission to expand its casino by 10,000 square feet and RIH anticipates completion of its expansion in mid-1995.

          The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel ("Showboat"). These three properties have a total of more than 2,700 hotel rooms and approximately 295,000 square feet of gaming space in close proximity to each other. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

          A l l Atlantic City casino/hotels compete for customers with casino/hotels located in Nevada, and in certain foreign resort areas, including The Bahamas, particularly with respect to destination-oriented business, including conventions. The Las Vegas casino/hotel industry benefits from a favorable climate and nearby airport facilities that serve most major domestic carriers.

          Atlantic City casino/hotels also compete with casinos located in other U.S. jurisdictions, particularly those close to New Jersey. Colorado, Illinois, Iowa, Louisiana, Mississippi, Missouri and South Dakota have legalized, and several other states, including Pennsylvania, are currently considering legalizing limited land-based and riverboat casino gaming. Additionally, certain gaming operations are conducted or have been proposed on Federal Indian reservations in a number of states. The gaming operation which competes directly with the Atlantic City casino/hotels is on an Indian reservation in Connecticut which currently operates more than 3 , 8 0 0 slot machines and whose slot revenue in 1994 exceeded $470,000,000, which is almost twice the slot revenue of the largest casino/hotel in Atlantic City. In July 1993 the Oneida Indians opened a casino near Syracuse, New York. Other Indian reservation projects have been announced in the states of New York, Connecticut and Rhode Island. This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, may adversely affect RIH's operations as well as the Atlantic City gaming industry.

     Gaming Credit Policy

          Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 21% of table game volume at the Resorts Casino Hotel in 1994, 24% in 1993 and 23% in 1992. RIH's gaming receivables, net of allowance for uncollectible amounts, were $4,216,000, $3,618,000 and $4,503,000 as of December 31, 1994, 1993 and
     1992, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

     Security Controls

          Gaming at the Resorts Casino Hotel is conducted by RIH trained and supervised personnel. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security in the Resorts Casino Hotel utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of monies from gaming is observed daily by government representatives.

     Seasonal Factors

          RIH's business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized during the middle third of the year.

     Employees

          RIH had a maximum of approximately 3,900 employees during 1994 and RIH believes that its employee relations are satisfactory. Approximately 1,500 of RIH's employees are represented by unions. Of these employees, approximately 1,200 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

          All of RIH's casino employees and casino hotel employees must be licensed under the Casino Control Act. Casino hotel employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Each casino and casino hotel employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience, and New Jersey residency. Hotel employees are no longer required to be registered with the Casino Control Commission.

     Regulation and Gaming Taxes and Fees

          General

          RIH's operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the Division of Gaming Enforcement. These bodies administer the Casino Control Act. In general, the provisions of the Casino Control Act concern (i) the ability, character and financial stability and integrity of casino
     o p e r ators, their officers, directors and employees and others financially interested in a casino; (ii) the nature and suitability of hotel and casino facilities, operating methods and conditions and (iii) financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, number of games, credit play, size and facilities of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

          There were significant regulatory changes from 1993 through early 1995. The Casino Control Commission approved poker and keno, which were implemented by casinos in the summers of 1993 and 1994, respectively. Also, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate money to finance hotel construction. Further legislation was passed allowing the Casino Control Commission to approve increasing a casino's gaming space if a licensee has had qualified rooms in an annexed approved casino/hotel or rebuilds existing hotel rooms as part of a neighborhood rehabilitation program. Previous law only allowed for casino expansion if a casino built new hotel rooms. In addition, the minimum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500. Future costs of regulation have been reduced as new legislation (i) no longer requires hotel employees to be registered and (ii) extends the term for casino and casino key employee license renewals from two years to four years. The new legislation also allows greater efficiency by either reducing or eliminating the time permitted the Casino Control Commission to approve
     (i) internal controls, (ii) patron complimentary programs and (iii) the movement of gaming equipment.

          Casino License

          A casino license is initially issued for a term of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. Until recently, the Casino Control Commission was given the authority to renew a casino license for a period of two years. This period has been extended to four years, although the Casino Control Commission may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

          On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of the Resorts Casino Hotel. In February 1994, RIH's license was renewed until January 31, 1996. RIH's renewed license is subject to several conditions, including (i) RIH and RII must provide certain periodic reports and immediate notification of certain events related to RII's public debt securities to the Casino Control Commission, (ii) RIH and RII must submit certain periodic financial reports to the Casino Control Commission, (iii) certain payments from RIH to related parties are subject to prior approval of the Casino Control Commission and (iv) any borrowing under the Senior Facility is subject to prior approval of the Casino Control Commission.

          Restrictions on Ownership of Equity and Debt Securities

          The Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). Among other r e s t rictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

          In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of RII provides that all securities of RII are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes and Junior Mortgage Notes are also subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.

          Remedies

          In the event that it is determined that a licensee has violated the Casino Control Act, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his s e c u rities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

          The Casino Control Act provides for the mandatory appointment of a conservator to operate the casino and hotel facility if a license is revoked or not renewed and permits the appointment of a conservator if a license is suspended for a period in excess of 120 days. If a conservator is appointed, the suspended or former licensee is entitled to a "fair rate of return out of net earnings, if any, during the period of the conservatorship, taking into consideration that which amounts to a fair rate of return in the casino or hotel industry."

          Under certain circumstances, upon the revocation of a license or failure to renew, the conservator, after approval by the Casino Control Commission and consultation with the former licensee, may sell, assign, convey or otherwise dispose of all of the property of the casino/hotel. In such cases, the former licensee is entitled to a summary review of such proposed sale by the Casino Control Commission and creditors of the former licensee and other parties in interest are entitled to prior written notice of sale.

          License Fees, Taxes and Investment Obligations

          The Casino Control Act provides for casino license renewal fees and other fees based upon the cost of maintaining control and regulatory activities, and various work permits and license fees for the various classes of employees. In addition, a licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine.

          The following table summarizes, for the periods shown, the fees and taxes assessed upon RIH by the Casino Control Commission.

                                                   For the Year
                                         1994         1993          1992


     Gaming tax                       $19,996,000  $19,545,000   $18,788,000
     License, investigation,
      inspection and other fees         4,218,000    3,985,000     4,417,000

                                      $24,214,000  $23,530,000   $23,205,000


          The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. Certain issues have been raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983. See Note 12 of Notes to Consolidated Financial Statements for a discussion of these issues.

          Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations for the years 1994, 1993 and 1992 amounted to $3,124,000, $3,054,000, and $2,930,000, respectively, and have been satisfied by deposits made with the CRDA. At December 31, 1994, RIH held $5,286,000 face amount of bonds issued by the CRDA and had $15,577,000 on deposit with the CRDA. The CRDA bonds issued through 1994 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

          Recent amendments to the Casino Control Act create a new Atlantic City fund for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57,300,000, the prior year's budget for these agencies, the amount of the difference is to be deposited into the Atlantic City fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the Atlantic City fund for the previous four fiscal years shall be deposited in the Atlantic City fund. Each licensee's share of the amount to be contributed to the fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

          (d) Financial Information about Foreign and Domestic Operations and Export Sales

          Virtually all of RIH's operations are conducted in Atlantic City, New Jersey. See "(c) Narrative Description of Business" above.


     ITEM 2.  PROPERTIES

          RIH's casino, resort hotel and related properties in Atlantic City are owned in fee, except for approximately 1.2 acres of the Resorts Casino Hotel site which are leased pursuant to ground leases expiring from 2056 through 2067.

          RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property of RIH compose the collateral securing the Mortgage Notes and the Junior Mortgage Notes.

     ITEM 3.  LEGAL PROCEEDINGS

          Not applicable.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The disclosure required by Item 4 has been omitted pursuant to General Instruction J of Form 10-K.


                                      PART II


     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          There is no trading market for RIH's common stock, all of which is owned by GGRI.

          As part of the Restructuring the following distributions were made to RIH's parent companies:

          (i) RIH issued the RIH Promissory Note and the RIH Junior Promissory Note with a combined estimated fair value of $135,300,000 to RII in repayment of RIH's intercompany b a lance of $43,236,000 to RII, with the balance of $92,064,000 a distribution to RII;

          (ii) RIH distributed to GGRI a $50,000,000 note receivable by RIH along with $3,375,000 accrued interest thereon and

          (iii) RIH distributed all of its cash and equivalents in excess of $15,000,000 as of the Effective Date, or $12,262,000, to GGRI which, in turn, distributed such cash to RII for its ultimate distribution to holders of Series Notes as part of Excess Cash (as defined in the Plan).

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained.

 ITEM 6.  SELECTED FINANCIAL DATA

       The  information  presented  below  should  be  read  in  conjunction  with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

 (In Thousands of Dollars)
                                                         For the Year Ended December 31,
                                                                                                     1990
                                                                                                 From      Through
 Operating Information (Note A)                1994         1993        1992        1991      September 1 August 31
 Operating revenues                          $276,733     $ 271,479   $ 262,740   $ 247,474   $  76,216   $ 158,805

 Earnings from operations                    $ 20,791     $  12,068   $  21,049   $  14,819   $   2,304   $   3,449
 Recapitalization  costs (Note B)                (975)       (2,727)       (874)                           (119,804)
 Affiliated bad debt write-off (Note C)                                                                     (98,983)
 Other income (deductions), net (Note D)       (7,992)        7,422       7,181       6,942       2,696       5,209
 Earnings (loss) before income taxes and
  extraordinary item                           11,824        16,763      27,356      21,761       5,000    (210,129)
 Income tax expense (Note E)                                   (400)    (10,942)     (8,704)
 Earnings (loss) before extraordinary item     11,824        16,363      16,414      13,057       5,000    (210,129)
 Extraordinary item  (Note F)                   4,008                                                       (17,335)
 Net earnings (loss)                         $ 15,832     $  16,363   $  16,414   $  13,057   $   5,000   $(227,464)



                                                                    At December 31,
 Balance Sheet Information (Note A)            1994           1993        1992        1991        1990

 Total assets                                $212,734     $ 264,164   $ 250,636   $ 235,235   $ 221,193

 Current maturities of notes payable to
  affiliate and other long-term debt
  (Note G)                                                $ 325,000   $     643   $     958   $   1,044

 Notes payable to affiliate and other
  long-term debt, excluding current
  maturities (Note G)                        $125,309                 $ 325,904   $ 326,539   $ 326,787

 Shareholder's equity (deficit)              $ 35,136     $(147,995)  $(164,358)  $(180,772)  $(193,829)


     Notes to Selected Financial Data

     Note A:   See Note 2 of Notes to Consolidated Financial Statements for a
     description of the transactions that occurred in connection with the Restructuring, which was effective May 3, 1994.

               In  1990  RII  and  certain  of  its subsidiaries emerged from bankruptcy proceedings pursuant to a former plan of reorganization. This reorganization was accounted for using "fresh start" accounting. Accordingly, all of RIH's assets and liabilities were restated to reflect their estimated fair values and its accumulated deficit was eliminated. RIH recorded the effects of the reorganization as of August 31, 1990. The 1990 operating information is presented separately for the periods "Through August 31" and "From September 1" due to the new basis of accounting which resulted from the application of fresh start accounting.

     Note B: Recapitalization costs in 1992 through 1994 represent RIH's a l l ocated portion of RII's consolidated recapitalization costs. Recapitalization costs in 1990 represent RIH's allocated portion of RII's consolidated recapitalization costs as well as a net charge from restating RIH's assets and liabilities to fair value in connection with "fresh-start" accounting.

     Note C:   RIH's  affiliated  bad  debt  write-off resulted from the 1990 reorganization discussed above.

     Note D:   Includes interest income, interest expense and amortization of debt discounts.

     Note E:   See  Notes  1  and  10  of  Notes  to  Consolidated  Financial
     Statements for discussion of income taxes for 1994, 1993 and 1992.

               In 1991 RIH had an agreement with RII to provide for federal and state income taxes at a combined rate of 40%.

               No tax provision was recorded for the two periods of 1990 due to the generation of additional net operating losses for federal and state income tax purposes during the period through August 31 which were sufficient to offset taxable income generated during the period from September 1.

     Note F: In November 1994, RIH purchased $12,899,000 principal amount of Junior Mortgage Notes through the purchase of 12,899 Units (each $1,000 principal amount of Junior Mortgage Notes is traded as a "Unit" along with one share of RII's class B redeemable common stock) at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

               The extraordinary item in 1990 represents RIH's write-off of the remaining balance of $17,335,000 of deferred debt issuance costs related to certain debt securities that were cancelled pursuant to the 1990 plan of reorganization.

     Note G:   These items are presented net of unamortized discounts.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION

     Liquidity

          At December 31, 1994 RIH had working capital of $10,578,000 including $26,876,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

          As described in Note 2 of Notes to Consolidated Financial Statements, RII recently restructured its Series Notes pursuant to a prepackaged bankruptcy plan. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the Plan, through its affiliated notes payable to RIHF, RIH will be the principal source of funds for servicing the Mortgage Notes and the Junior Mortgage Notes, as well as the Senior Facility Notes to the extent issued. Annual interest expense on the Mortgage Notes and the Junior Mortgage Notes, after the reduction for interest on the $12,899,000 principal amount of Junior Mortgage Notes purchased by RIH in November 1994, will total approximately $16,300,000. Based on projected operating results, management believes that RIH's liquidity will continue to be satisfactory; however, management can give no assurances as to RIH's future liquidity due to the possibility of unanticipated events and circumstances inherent in any projections.

     Capital Expenditures and Other Uses of Funds

          In recent years, capital expenditures have consistently been a significant use of financial resources by RIH. Capital additions for Resorts Casino Hotel in 1992 amounted to $15,548,000 and included the conversion of the parking garage from valet to self-parking, the construction of a covered walkway from the garage to the Resorts Casino Hotel, the renovation of guest rooms, the purchase of slot machines and improvements to the building's infrastructure. Capital additions in 1993 amounted to $21,618,000, as RIH converted certain back-of-the-house space into an 8,000 square foot simulcast facility which houses five betting windows and four customer-operated terminals and approximately 80 seats for simulcast betting operations, as well as poker tables, various other table games and a full service bar. Also, certain casino renovations were completed, 280 slot machines were purchased, most of which replaced older models, and the VIP slot and table player lounge, "Club Griffin," opened. In addition, guest room refurbishment continued and a new centralized mobile communications system was installed. Capital expenditures in 1994 at Resorts Casino Hotel totalled $7,744,000 and included the purchase of 221 slot machines, most of which replaced older models, the purchase of equipment and minor renovations to accommodate keno, which commenced in June 1994, and Caribbean stud poker, which commenced in November 1994, and various other capital maintenance projects.

          Pursuant to the Restructuring, RIH distributed all of its cash and cash equivalents in excess of $15,000,000 as of the Effective Date, which amounted to $12,262,000, to GGRI. GGRI then distributed such cash to RII so that RII, in turn, could distribute Excess Cash to holders of Series Notes.

          In November 1994 RIH purchased $12,899,000 principal amount of Junior Mortgage Notes through the purchase of 12,899 Units at a price of $6,740,000.

          Deposits made with the CRDA as required by the Casino Control Act, repayments of debt under capitalized lease obligations and payment to RII of RIH's allocable portion of RII's consolidated recapitalization costs have been other uses of funds by RIH in the periods presented.

     Capital Resources and Other Sources of Funds

          Since 1992, operations have been the most significant source of funds to RIH.

          RIHF has the $19,738,000 Senior Facility available for the period ending May 2, 1996 should RIH or RII have unforeseen cash needs. Management believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RIHF to draw on the Senior Facility.

     RESULTS OF OPERATION

          RIH operates in one business segment. Following is a discussion of the results of operations for 1994 compared to 1993 and 1993 compared to 1 9 92. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

     Revenues

          Casino revenues increased by $6,366,000 in 1994 and by $10,336,000 in 1993 as the modest growth in the Atlantic City casino industry continues. The addition of poker and simulcast betting in June 1993 and keno in June 1994 has added to the industry's revenues, though not significantly. RIH believes that increased competition from other newly opened or expanded jurisdictions which permit gaming has slowed the growth of gaming revenue in Atlantic City. Expansion of existing Atlantic City casinos has also adversely affected RIH's operations. These factors have significantly increased RIH's cost of obtaining additional revenue.

          RIH's revenue from poker, simulcasting and keno combined increased by $2,850,000 in 1994 and amounted to $5,745,000 in 1993, the first year any of these games were offered. RIH's win from slots and table games increased by $3,516,000 in 1994 and by $4,591,000 in 1993, as increased slot win more than offset decreased table game win. RIH's increases in slot revenue, 6.0% in 1994 and 5.6% in 1993, exceeded those of the industry's, 3.7% in 1994 and 4.8% in 1993. In 1993 RIH's decrease in table game win, 3.3%, exceeded the industry's, 3.1%, and in 1994 RIH's table game win declined by 8.4% while the industry's table game win increased slightly. In 1993 RIH's table game win decreased due to a lower hold percentage (ratio of casino win to total amount of chips purchased), while the amount wagered did not fluctuate significantly from the prior year. Also in 1993, RIH reduced the number of table games in its casino by a greater percentage than the reduction for the Atlantic City industry. RIH's tables amounted to 7.8% and 7.2% of the industry's total number of tables at the end of 1992 and 1993, respectively. In 1994, although RIH's hold percentage remained lower than the industry's average, the decrease in RIH's table game win was primarily attributable to a decrease in amount wagered. RIH's tables amounted to 7.0% of the industry's total number of tables at the end of 1994.

          RIH's results reflect the fact that slot players have, until recently, been the prime focus of RIH's marketing efforts. In an effort to recapture some of its lost market share of table game win, in the fall of 1994 RIH increased its program of charter flights, in early 1995 the "Griffin Games" promotion was expanded to include table players and RIH is planning to renovate its suites to attract table patrons.

          RIH's food and beverage revenues were down in 1994 primarily due to reduced patronage at the "all-you-can-eat" Beverly Hills Buffet. During the second quarter of 1994 prices at the Beverly Hills Buffet were increased as management determined that this promotion was no longer cost effective at the prior price levels. Also, there has been a general decline in the number of patrons served at all of RIH's food and beverage facilities.

          Although total occupancy was relatively flat in 1993 compared to 1992, the number of complimentary rooms provided to casino patrons increased. The reduced occupancy from rooms sold resulted in lower room revenues during 1993.

     Earnings from Operations

          Casino, hotel and related operating results increased by $8,723,000 for 1994 due to the combination of the increased revenues described above and a net decrease in operating expenses. The most significant decreases in operating expenses in 1994 were in payroll and related costs ($2,500,000), food and beverage costs ($1,400,000) and advertising expense ($900,000). Payroll and related costs were down primarily due to decreased staffing levels. The decrease in food and beverage costs resulted primarily from reduced patronage at the Beverly Hills Buffet and, to a lesser extent, other food and beverage facilities as described above. Advertising costs were down largely because 1993 included advertising costs associated with the introduction of the "cash-back" program (a promotion which rewards slot players by giving cash back to patrons based on their level of play) and the 15th anniversary celebration of Resorts Casino Hotel. Favorable variances in these and other costs were partially offset by increases in other expenses. The most significant increase was in casino promotional costs ($2,500,000) due primarily to the "cash-back" program noted above, which commenced in late April 1993, and increased cash giveaways to bus patrons. Since the introduction of the "cash-back" program RIH has reduced certain other cash giveaway promotional mailings. Another significant cost increase was in the accrual for performance and incentive bonuses ($700,000).

          Casino, hotel and related operating results decreased by $8,981,000 for 1993 as increased revenues described above were offset by a net increase in operating expenses. The most significant increases in operating expenses were casino promotional costs ($7,700,000), payroll and related costs ($6,000,000), other casino operating expenses ($2,600,000),
     d e p reciation ($2,300,000), fees to The Griffin Group, Inc., a corporation controlled by Merv Griffin, for services rendered under the Griffin Services Agreement described in Note 8 of Notes to Consolidated Financial Statements ($2,200,000) and entertainers fees and accommodations ($1,000,000). The increase in casino promotional costs was due primarily to the "cash-back" program. The majority of the increase in payroll and related costs was due to merit and union increases in salary and wage rates. The remaining increase in payroll and related costs and a significant portion of the casino operating costs increase were associated with the simulcast and poker facility which opened in June 1993. The increase in entertainment costs resulted from a return to offering more headliner shows in 1993. The most significant cost reductions in 1993 were in the performance and i n c e n tive bonus ($3,300,000) and in food and beverage costs ($1,400,000).

          For a discussion of competition in the Atlantic City casino/hotel industry see "Competition" under "ITEM 1. BUSINESS - (c) Narrative Description of Business."

     Other Income (Deductions)

          Through the Effective Date, RIH's interest income had been largely attributable to the $50,000,000 note receivable from RIB, a former B a h amian affiliate. This note was cancelled as part of the Restructuring.

          RIH's interest expense before the Restructuring was limited to minor amounts incurred on capitalized lease obligations. After the Restructuring RIH is to bear, indirectly, the interest on the Mortgage Notes, the Junior Mortgage Notes and, to the extent issued, the Senior Facility Notes, through notes payable to RIHF, the terms of which mirror the terms of such debt of RIHF. See Note 2 of Notes to Consolidated Financial Statements for the terms of such new debt.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          RIH's consolidated financial statements and supplementary data are presented on the following pages:

                                                                Page
     Financial Statements                                     Reference

          Report of Independent Auditors                         22

               Consolidated Balance Sheets at December 31,
           1994 and 1993                                         23

          Consolidated Statements of Operations for the
           years ended December 31, 1994, 1993 and 1992          25

          Consolidated Statements of Cash Flows for the
           years ended December 31, 1994, 1993 and 1992          26

          Consolidated Statements of Changes in
           Shareholder's Equity (Deficit) for the years
           ended December 31, 1994, 1993 and 1992                27

          Notes to Consolidated Financial Statements             28

          Pro Forma Financial Data (Unaudited)                   41

          Financial Statement Schedule:

            Schedule II:    Valuation Accounts for the
                            years ended December 31,
                            1994, 1993 and 1992                  43

     Supplementary Data

          Selected Quarterly Financial Data (Unaudited)          44

                          REPORT OF INDEPENDENT AUDITORS


     The Board of Directors and Shareholder
     Resorts International Hotel, Inc.


          We have audited the accompanying consolidated balance sheets of Resorts International Hotel, Inc. as of December 31, 1994 and 1993, and t h e related consolidated statements of operations, changes in shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. Resorts International Hotel, Inc. is an indirect wholly owned subsidiary of Resorts International, Inc. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /S/  ERNST & YOUNG LLP

     Philadelphia, Pennsylvania
     February 17, 1995,
     except for Note 2,
     as to which the date is
     February 27, 1995

                         Resorts International Hotel, Inc.
                            CONSOLIDATED BALANCE SHEETS
                             (In Thousands of Dollars)



                                                          December 31,

     Assets                                           1994           1993

     Current assets:
       Cash (including cash equivalents
        of $12,695 and $11,446)                     $ 26,876       $ 25,947
       Receivables, net                                6,232          5,114
       Interest receivable from affiliate                             1,125
       Note receivable from affiliate                                50,000
       Inventories                                     1,793          1,754
       Prepaid expenses                                8,566          5,642
         Total current assets                         43,467         89,582

     Property and equipment:
       Land and land rights                           53,060         53,250
       Land improvements                                 158            158
       Hotels and other buildings                    108,051        104,475
       Furniture, machinery and equipment             45,097         40,456
       Construction in progress                           41            802
                                                     206,407        199,141
       Less accumulated depreciation                 (48,906)       (35,821)
         Net property and equipment                  157,501        163,320

     Deferred charges and other assets                11,766         11,262

                                                    $212,734       $264,164


     See Notes to Consolidated Financial Statements.

                         Resorts International Hotel, Inc.
                            CONSOLIDATED BALANCE SHEETS
                    (In Thousand of Dollars, except par value)



     Liabilities and Shareholder's                         December 31,

      Equity (Deficit)                                1994           1993

     Current liabilities:
       Accounts payable and accrued liabilities     $ 24,365       $  24,900
       Interest payable to affiliate                   4,113
       Notes payable to affiliate                                    325,000
       Due to RII                                      4,411          42,859
         Total current liabilities                    32,889         392,759

     Notes payable to affiliate, net of
      unamortized discounts                          125,309

     Deferred income taxes                            19,400          19,400

     Commitments and contingencies (Note 12)

     Shareholder's equity (deficit):
       Common stock - $1 par value - 1,000,000
        and 100 shares outstanding                     1,000
       Capital in excess of par (excess of
        liabilities over assets at August 31,
        1990 reorganization)                          21,366        (198,829)
       Retained earnings                              12,770          50,834
         Total shareholder's equity (deficit)         35,136        (147,995)

                                                    $212,734       $ 264,164


     See Notes to Consolidated Financial Statements.

                         Resorts International Hotel, Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands of Dollars)



                                             For the Year Ended December 31,

                                               1994       1993       1992

     Revenues:
       Casino                                $250,482   $244,116   $233,780
       Rooms                                    7,134      6,974      8,766
       Food and beverage                       14,609     15,926     16,056
       Other casino/hotel revenues              4,508      4,463      4,138
                                              276,733    271,479    262,740
     Expenses:
       Casino                                 143,748    141,608    127,847
       Rooms                                    3,243      3,402      3,582
       Food and beverage                       15,823     17,710     17,658
       Other casino/hotel operating expenses   34,759     34,764     33,281
       Selling, general and administrative     36,101     39,352     39,292
       RII parent services fee                  9,082      8,911      8,629
       Depreciation                            13,186     13,664     11,402
                                              255,942    259,411    241,691

     Earnings from operations                  20,791     12,068     21,049

     Other income (deductions):
       Interest income                          3,623      7,615      7,576
       Interest expense                       (10,858)      (193)      (395)
       Amortization of debt discounts            (757)
       Recapitalization costs                    (975)    (2,727)      (874)

     Earnings before income taxes and
      extraordinary item                       11,824     16,763     27,356

     Income tax expense                                     (400)   (10,942)

     Earnings before extraordinary item        11,824     16,363     16,414
     Extraordinary item                         4,008

     Net earnings                            $ 15,832   $ 16,363   $ 16,414


     See Notes to Consolidated Financial Statements.

                         Resorts International Hotel, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands of Dollars)



                                             For the Year Ended December 31,

                                                1994       1993        1992

     Cash flows from operating activities:
       Cash received from customers          $ 274,467  $ 272,150   $ 261,462
       Cash paid to suppliers and employees   (242,154)  (250,281)   (229,911)
         Cash flow from operations before
          interest and income taxes             32,313     21,869      31,551
       Interest received                         1,296     10,973       4,204
       Interest paid                            (6,745)      (193)       (395)
       Income taxes paid to parent                                    (10,942)
         Net cash provided by operating
          activities                            26,864     32,649      24,418

     Cash flows from investing activities:
       Payments for property and equipment      (7,744)   (21,013)    (15,495)
       Purchase of 12,899 Units                 (6,740)
       CRDA deposits and bond purchases         (3,044)    (3,025)     (2,871)
       Proceeds from sale of property and
        equipment                                  116
         Net cash used in investing
          activities                           (17,412)   (24,038)    (18,366)

     Cash flows from financing activities:
       Distribution to GGRI                    (12,262)
       Advances from (repayments to) RII         4,788       (515)      1,582
       Recapitalization costs paid to RII         (975)    (2,727)       (874)
       Repayments of non-affiliated debt           (74)    (2,065)     (1,003)
         Net cash used in financing
          activities                            (8,523)    (5,307)       (295)

     Net increase in cash and cash
      equivalents                                  929      3,304       5,757

     Cash and cash equivalents at beginning
      of period                                 25,947     22,643      16,886

     Cash and cash equivalents at end of
      period                                 $  26,876  $  25,947   $  22,643


     See Notes to Consolidated Financial Statements.

                         Resorts International Hotel, Inc.
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                                 EQUITY (DEFICIT)
                             (In Thousands of Dollars)



                                                Capital in excess
                                                of par (excess of
                                                liabilities over
                                       RIH          assets at
                                      common     August 31, 1990   Retained
                                      stock      reorganization)   earnings


     Balance at December 31, 1991     $   -0-      $(198,829)      $ 18,057

     Net earnings for year 1992                                      16,414

     Balance at December 31, 1992         -0-       (198,829)        34,471

     Net earnings for year 1993                                      16,363

     Balance at December 31, 1993         -0-       (198,829)        50,834

     Distribution of RIH
      Promissory Note and RIH
      Junior Promissory Note
      to RII                                         (38,168)       (53,896)

     Shares issued to GGRI in
      exchange for the RIH-GGRI
      Notes                            1,000         324,000

     Distribution of RIB Note and
      accrued interest thereon to
      GGRI                                           (53,375)

     Distribution to GGRI                            (12,262)

     Net earnings for year 1994                                      15,832

     Balance at December 31, 1994     $1,000       $  21,366       $ 12,770


     See Notes to Consolidated Financial Statements.

                         Resorts International Hotel, Inc.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Resorts International Hotel, Inc. ("RIH") owns and operates Merv Griffin's Resorts Casino Hotel ("Resorts Casino Hotel"), a casino/hotel complex located in Atlantic City, New Jersey. Prior to May 3, 1994, RIH was a direct, wholly owned subsidiary of Resorts International, Inc. ("RII"). As part of a restructuring (the "Restructuring") of certain publicly held debt securities of RII (the "Series Notes") which was effective on May 3, 1994 (the "Effective Date"), RIH became a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of RII.

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

     (In Thousands of Dollars)           1994           1993         1992


     Rooms                             $ 4,016        $ 3,728      $ 3,010
     Food and beverage                  14,547         16,250       16,709
     Other casino/hotel operations       7,404          7,216        6,174

     Total allocated to casino         $25,967        $27,194      $25,893


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

          Effective January 1, 1993, RIH adopted the liability method of accounting prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Although RIH is a member of a consolidated group for federal income tax purposes, RIH applies SFAS 109 on a separate return basis for financial reporting purposes.

          Prior to the adoption of SFAS 109, RIH had agreed with RII to provide for federal and state income taxes using a combined rate of 40%. Material transactions which would have been subject to combined tax rates significantly different from the 40% rate were to be separately tax effected. The resulting liability was settled on a current basis.

     NOTE 2 - RESTRUCTURING OF RII'S SERIES NOTES

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

          Pursuant to the Plan, the Series Notes were exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage

     Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. Hereinafter the Mortgage Notes and the Junior Mortgage Notes, collectively, are referred to as the "New Debt Securities." The New Debt Securities were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of RII, and are guaranteed by RIH. The accrual of interest and amortization of discounts on the New Debt Securities commenced on May 3, 1994. Also pursuant to the Plan, RIHF, RIH and RII entered into the senior note purchase agreement (the "Senior Facility") described below.

          The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, all additions and improvements thereto, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described below), if the Senior Facility Notes are issued.

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

          The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH a n d its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. The Indentures also contain certain other restrictive covenants on the part of RIH and its s u b sidiaries, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to RII not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to RII from the proceeds of the Senior Facility (or similar working capital facility), provided, however, that RIH can make certain loans or engage in certain credit transactions in the operation of Resorts Casino Hotel, if such loans or credit transactions are in the ordinary course of business of operating a c a s ino/hotel and (iii) restrictions from entering into certain transactions with affiliates on terms less favorable to RIH or its subsidiaries than an arm's length transaction. In this regard, the Indentures specifically permit affiliated transactions in connection with the Senior Facility, the Griffin Services Agreement described in
     Note 8, the parent services agreement with RII which provides for payment of the three percent services fee described in Note 8, and a tax sharing agreement with RII which limits RIH's tax payments to RII to reimbursements of cash payments made by RII for income or alternative minimum taxes arising from the earnings or operations of RIH.

          The Senior Facility among RIHF, RII and RIH and certain funds and accounts advised or managed by Fidelity Management & Research Company ("Fidelity"), as amended in February 1995, is available for a single borrowing of up to $19,738,000 during the period ending May 2, 1996, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11.75% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $19,738,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described above. The Senior Facility Notes will also be secured by a pledge by GGRI of all issued and outstanding shares of RIH common stock. In addition, the Senior Facility Notes will be guaranteed by RII, which guaranty will be secured by a pledge of all the issued and outstanding stock of GGRI and RIHF. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate for RIHF to draw on the Senior Facility.

          The   Restructuring  also  prescribed  the  following  transactions between RIH and its affiliates:

       - RIH issued the RIH Promissory Note and the RIH Junior Promissory Note in repayment of RIH's balance due to RII on the Effective Date with the remainder a distribution to RII. RIH's retained earnings of $53,896,000 at April 30, 1994 was included in that distribution.

       - GGRI exchanged the $325,000,000 RIH-GGRI Notes (see Note 7) for 999,900 shares of common stock of RIH. In order to accomplish this, RIH authorized an additional 4,997,500 shares of its common stock.

       - RII contributed to GGRI the 100 shares of common stock of RIH which RII owned. This resulted in RIH's becoming a wholly owned subsidiary of GGRI and an indirect subsidiary of RII. RIH now has a total of 5,000,000 shares of common stock a u t horized, of which 1,000,000 shares are issued and outstanding.

       - RIH distributed to GGRI, as a return of surplus, the $50,000,000 RIB Note (see Note 5) and accrued interest thereon.

       - RIH distributed all of its cash and cash equivalents in excess of $15,000,000 as of the Effective Date to GGRI. GGRI distributed such cash to RII so that RII, in turn, could distribute Excess Cash (as defined in the Plan) to holders of Series Notes.

          For pro forma effects of the Restructuring on continuing operations of RIH assuming the Restructuring occurred on January 1, 1994 see "PRO FORMA FINANCIAL DATA."

     NOTE 3 - CASH EQUIVALENTS

          Cash equivalents at December 31, 1994 included a reverse repurchase agreement (U.S. Treasury Notes purchased under an agreement to resell those notes) with National Westminster Bank NJ in the amount of $6,317,000 under which RIH had not taken delivery of the underlying securities. The agreement matured on January 3, 1995. RIH's cash equivalents at December 31, 1994 also included U.S. Treasury Bills.

     NOTE 4 - RECEIVABLES

          Components of receivables at December 31 were as follows:

     (In Thousands of Dollars)                          1994         1993


     Gaming                                           $ 8,035      $ 8,116
       Less allowance for doubtful accounts            (3,819)      (4,498)

                                                        4,216        3,618

     Non-gaming:
       Hotel and related                                  799          534
       Other                                            1,299        1,002
                                                        2,098        1,536
       Less allowance for doubtful accounts               (82)         (40)

                                                        2,016        1,496

                                                      $ 6,232      $ 5,114


     NOTE 5 - NOTE RECEIVABLE FROM AFFILIATE

          In 1988, RIH loaned $50,000,000 pursuant to a pre-arranged back-to-back loan to Resorts International (Bahamas) 1984 Limited ("RIB"), an indirect wholly owned subsidiary of RII which was disposed of as part of the Restructuring, in exchange for a promissory note (the "RIB Note"). Such note was payable on demand and bore interest at 13 1/2% per annum, with interest payments due each May 1 and November 1. Pursuant to the Restructuring, RIH distributed the RIB Note and accrued interest thereon to GGRI as a return of surplus. See Note 2.

     NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Components of accounts payable and accrued liabilities at December 31 were as follows:

     (In Thousands of Dollars)                          1994         1993

     Accrued payroll and related taxes
      and benefits                                    $ 9,417      $ 9,159
     Accrued gaming taxes, fees and
      related assessments                               7,064        6,620
     Customer deposits and unearned
      revenues                                          2,152        3,363
     Trade payables                                     1,410        1,847
     Other accrued liabilities                          4,322        3,911

                                                      $24,365      $24,900

     NOTE 7 - NOTES PAYABLE TO AFFILIATES

          As described in Note 2, on May 3, 1994, RIH issued the RIH Promissory Note and the RIH Junior Promissory Note (collectively, the "New RIH Notes") to RII. RII then transferred the New RIH Notes to RIHF in exchange for the Mortgage Notes and the Junior Mortgage Notes, and RIH amended and restated the New RIH Notes making them payable to RIHF.

          In November 1994, RIH purchased $12,899,000 principal amount of Junior Mortgage Notes through the purchase of 12,899 Units (each $1,000 principal amount of Junior Mortgage Notes is traded as a "Unit" along with one share of RII's class B redeemable common stock) at a price of $6,740,000. The resulting gain of $4,008,000 is reported as an extraordinary item.

          The carrying value and fair value by component of Notes Payable to Affiliate at December 31, 1994 were as follows:

                                                      Carrying      Fair
                                                       Value        Value


     RIH Promissory Note                              $125,000     $83,750
       Less unamortized discount                       (18,123)
                                                       106,877

     RIH Junior Promissory Note                       $ 35,000
       Less principal amount of Junior
        Mortgage Notes held by RIH                     (12,899)
                                                        22,101      13,040
       Less unamortized discount                        (3,669)
                                                        18,432

                                                      $125,309     $96,790


          The fair values presented above are based on December 31 closing market prices for RIHF's publicly traded debt because RIHF's debt is (i) dependent on the New RIH Notes for debt service and (ii) collateralized and guaranteed by RIH.

          For a description of the RIH Promissory Note and the RIH Junior Promissory Note see Note 2. Interest on the RIH Promissory Note is payable semi-annually on March 15 and September 15 in each year. Interest on the RIH Junior Promissory Note is payable semi-annually on June 15 and December 15 in each year. The effective interest rates on the RIH Promissory Note and the RIH Junior Promissory Note are 13.9% and 14.6%, respectively. No principal payments are required during the next five years on the RIH Promissory Note or the RIH Junior Promissory Note.

          In 1988, GGRI issued $325,000,000 principal amount of publicly traded notes. GGRI loaned the proceeds of the notes to RIH in exchange for, among other things, $325,000,000 of promissory notes payable to GGRI (the "RIH-GGRI Notes"). The RIH-GGRI Notes, as amended in 1992, were payable on demand after April 15, 1994 and were non-interest bearing, but the principal amount accreted according to a schedule. Pursuant to the Restructuring, GGRI exchanged the RIH-GGRI Notes for 999,900 shares of common stock of RIH. See Note 2.

          The RIH-GGRI Notes and the RIB Note described in Note 5 related to intercompany loans which were not anticipated to be repaid in the ordinary course of business. In light of this and the fact that RII had proposed the Restructuring of the Series Notes, which proposal included the cancellation of both the RIH-GGRI Notes and the RIB Notes through a series of transactions, it was not practical to estimate the fair values of the RIH-GGRI Notes or the RIB Note at December 31, 1993.

     NOTE 8 - RELATED PARTY TRANSACTIONS

          RIH recorded the following income and expenses from RII and its other subsidiaries:

     (In Thousands of Dollars)                 1994       1993       1992


     Income - Interest from RIB              $ 2,250     $6,750     $6,750

     Expenses:
       Parent services fee to RII            $ 9,082     $8,911     $8,629
       Property rentals to RII                   325        325        325
       Interest & amortization of
        discounts on notes payable to
        RIHF                                  11,604

                                             $21,011     $9,236     $8,954


          RII charges RIH the parent services fee of three percent of gross revenues for administrative and other services.

          In addition to the above, charges for insurance costs are allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures. Also, recapitalization costs reflected on the consolidated statements of operations represent RIH's allocated portion of RII's consolidated recapitalization costs.

     License and Services Agreement

          In April 1993, RII, RIH and The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of RII, entered into a license and services agreement (the "Griffin Services Agreement") effective as of September 17, 1992, upon the expiration of a previous license and services agreement. Pursuant to the Griffin Services Agreement, Griffin Group granted RII and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote facilities and operations of RII and its subsidiaries. Also pursuant to the Griffin Services Agreement, Mr. Griffin is to provide certain services to RII and RIH, including serving as Chairman of the Board of RII and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

          The Griffin Services Agreement is to continue until September 17, 1997 and provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of RII and RIH and Mr. Griffin ceasing to serve as Chairman of the Board of RII.

          The Griffin Services Agreement provides for compensation to Griffin Group in the amount of $2,000,000 for the year ended September 16, 1993, and in specified amounts for each of the following years, which increase at approximately 5% per year. In accordance with the Griffin Services Agreement, upon signing, RIH paid Griffin Group $4,100,000, representing compensation for the first two years. Thereafter, the Griffin Services Agreement called for annual payments on September 17, each representing a prepayment for the year ending two years hence. In the event of an early termination of the Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to RII and RIH.

          In the Griffin Services Agreement RII and RIH agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

          As part of the Restructuring, the payment due Griffin Group on September 17, 1994 was settled by applying $2,310,000 as a reduction of the balance of a note payable to RII by Griffin Group. On August 1, 1994, following review and approval by the independent members of RII's Board of Directors, RII agreed to issue 1,940,000 shares of common stock of RII to an affiliate of Griffin Group in satisfaction of the final payment obligation of RIH and RII under the Griffin Services Agreement. This payment of $2,425,000 would have been due on September 17, 1995. The closing price of RII's common stock on the date of the agreement was $1.0625 per share. The shares are not registered under the Securities Act of 1933 and are restricted securities.

     Other

          RIH reimbursed Griffin Group $207,000, $130,000 and $25,000 for charter air services related to RIH business rendered in 1994, 1993 and 1992, respectively.

          In 1994 RIH incurred charges from unaffiliated parties of $394,000 in producing the live television broadcast of "Merv Griffin's New Year's Eve Special" from Resorts Casino Hotel. For each of the 1993 and 1992 productions of "Merv Griffin's New Year's Eve Special," which also were broadcast live on television, RIH paid $100,000 and provided certain f a cilities, labor and accommodations to subsidiaries of January Enterprises, Inc., of which Merv Griffin formerly was Chairman.

     NOTE 9 - RETIREMENT PLANS

          RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. RIH and other subsidiaries of RII make contributions to the plan based on a percentage of eligible employee contributions. RIH's pension expense for this plan was $637,000, $681,000 and $665,000 for the years 1994, 1993 and 1992, respectively.

          Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers.

     RIH's pension expense for these plans was $842,000, $844,000 and $827,000 for the years 1994, 1993 and 1992, respectively.

     NOTE 10 - INCOME TAXES

          As discussed in Note 1, RIH adopted SFAS 109 effective January 1, 1993. In connection with the adoption of SFAS 109 RIH's deferred tax liability of $19,000,000 as of January 1, 1993 was transferred to RIH from RII. There were no other effects on the accompanying financial statements.

          In 1994 RIH's current federal provision of $1,100,000 was offset by a deferred federal benefit of the same amount resulting from the recognition of the carryback of future deductible amounts.

          In August 1993 tax law changes were enacted which resulted in an increase in RIH's federal income tax rate. The increase resulted in a $400,000 increase in RIH's deferred income tax liability and a deferred income tax provision of the same amount. The provision for income taxes in 1993 also includes a current federal provision of $2,600,000 related to federal taxable income generated in 1993, which is offset by a deferred federal benefit of $2,600,000 resulting from the recognition of the carryback of future deductible amounts.

          No state tax provision was recorded in 1994 or 1993 due to the utilization of state net operating loss ("NOL") carryforwards.

          As described in Note 1, in 1992 RIH had an agreement with RII to provide for federal and state income taxes at a combined rate of 40%. In 1992 this resulted in income tax expense of $10,942,000.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of RIH's deferred tax liabilities and assets as of December 31 were as follows:

     (In Thousands of Dollars)                          1994        1993


     Deferred tax liabilities - basis
      differences on property and equipment          $(21,000)   $(20,800)

     Deferred tax assets:
       Net operating loss carryforwards                65,800      65,800
       Book reserves not yet deductible for tax        10,000      10,400
       Tax credit carryforwards                         2,100       2,000
       Other                                            2,400       2,400
         Total deferred tax assets                     80,300      80,600

       Valuation allowance for deferred tax assets    (78,700)    (79,200)
         Deferred tax assets, net of valuation
          allowance                                     1,600       1,400

     Net deferred tax liabilities                    $(19,400)   $(19,400)

          The effective income tax rate on earnings before income taxes and extraordinary items varies from the statutory federal income tax rate as a result of the following factors:

                                                      1994        1993


     Statutory federal income tax rate                35.0%       35.0%

     Deferred income tax benefit based on
      reversal of temporary differences              (15.0%)     (19.5%)

     Net operating loss utilization                  (23.1%)     (16.3%)

     Other, including impact of increase
      in tax rate in 1993                              3.1%        3.2%

     Effective tax rate                                0.0%        2.4%


          For federal tax purposes RIH had NOL carryforwards of approximately $188,000,000 at December 31, 1994 which expire from 2003 through 2005. These loss carryforwards were produced in periods prior to a change in ownership of the consolidated group of which RIH is a part; therefore, these loss carryforwards are limited in their availability to offset future taxable income. For federal tax purposes, this limitation is considered to be owned by a common parent and would not be available to RIH unless the parent made an affirmative election to allocate some of the limitation to RIH. Such election would not be made until such time as RIH ceases to be a member of the group.

          For financial reporting purposes, the tax provision has been computed as if RIH were entitled to a full allocation of the group's limitation. This has the effect of reducing RIH's current tax provision; any remaining current tax provision of RIH is fully offset b y a deferred tax benefit based on the reversal of temporary differences. Pursuant to the tax sharing agreement provided for in the Indentures, RIH is not permitted to make any tax payments to RII unless RII is in a taxpaying position on a consolidated basis.

          At December 31, 1994, RIH had NOL carryforwards in New Jersey of approximately $136,000,000, which expire from 1995 through 1997.

          Also, for federal tax purposes, RIH had tax credit carryforwards of $2,100,000 at December 31, 1994, which expire from 1998 through 2009.

     NOTE 11 - STATEMENTS OF CASH FLOWS

          S u p plemental disclosure required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

     (In Thousands of Dollars)                      1994      1993     1992


     Reconciliation of net earnings to net
      cash provided by operating activities:
       Net earnings                              $ 15,832   $16,363  $16,414
       Adjustments to reconcile net earnings
        to net cash provided by operating
        activities:
         Extraordinary gain on purchase of
          12,899 Units                             (4,008)
         Depreciation                              13,186    13,664   11,402
         Provision for discount on CRDA
          obligations, net of amortization          1,456     1,538    1,447
         Amortization of debt discounts               757
         Provision for doubtful receivables           297       901    1,414
         Deferred tax provision                                 400
         Recapitalization costs                       975     2,727      874
         Net loss on sale of property                   8       323        8
         Net increase in receivables               (1,415)     (609)    (346)
         Net (increase) decrease in interest
          receivable from affiliate                (2,250)    3,375   (3,375)
         Net increase in inventories and
          prepaid expenses                         (2,963)   (3,992)    (580)
         Net (increase) decrease in deferred
          charges and other assets                  1,164      (754)  (1,309)
         Net increase in interest payable to
          affiliate                                 4,113
         Net decrease in accounts payable
          and accrued liabilities                    (288)   (1,287)  (1,531)

       Net cash provided by operating
        activities                               $ 26,864   $32,649  $24,418

     Non-cash investing and financing
      transactions:

       Distribute RIH Promissory Note and
        RIH Junior Promissory Note as:
         Repayment of advances from RII          $ 43,236
         Distribution to RII                       92,064

       Exchange RIH-GGRI Notes for shares
        of RIH common stock                       325,000

       Distribute RIB Note and accrued
        interest thereon to GGRI                   53,375

       Increase in liabilities for additions
        to property and equipment and other
        assets                                         80      $632     $112

     NOTE 12 - COMMITMENTS AND CONTINGENCIES

     CRDA

          The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (as defined in the Casino Control Act) (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control
     Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983.

          Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA, or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not
     s a tisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Since 1985, a licensee has been required to make quarterly deposits with the CRDA against its current year investment obligation.

          An analysis of RIH's investment obligations under the Casino Control Act and RIH's means of settlement since 1979 follows:

     (In Thousand of Dollars)             1973-1983    1984-1994      Total


     Investment obligations               $(21,637)    $(32,296)    $(53,933)

     Means of settlement:
       Housing related investments
        under audit                         13,104                    13,104

       Housing related investments
        previously approved                  1,000                     1,000

       CRDA deposits/bond purchases          7,533       31,523       39,056

     Remaining investment obligation
      at December 31, 1994, which was
      deposited in January 1995           $     -0-    $   (773)    $   (773)


          With regard to the housing related investments under audit, in January 1988 the CRDA notified RIH of its interpretation as to the periods of time during which expenditures could be made to satisfy investment obligations. CRDA's interpretation differs from RIH's and if found to be correct would decrease the amount of RIH's qualifying expenditures by approximately $5,000,000 to $6,000,000. RIH believes that its interpretation is correct and intends to contest this issue.

          RIH also received a letter dated November 9, 1989, from the State of New Jersey Department of the Treasury (the "Treasury") stating that the housing related investments made by RIH were not sufficient to meet its investment obligation for the years 1979 through 1983. The letter also stated that alternative tax in the amount of $21,637,000 was due for those years, in addition to penalties and interest thereon which amounted to $12,514,000 as of the date of the letter. As set forth in the table above, RIH believes that $8,533,000 of such obligations have been settled; $7,533,000 in cash and $1,000,000 by previously approved housing related investments. Also, RIH has received audit reports issued by an agency acting on behalf of the Treasury identifying $10,165,000 of project development costs available for investment credit towards the investment obligation. This leaves a total of $2,939,000 of housing related investments under audit in question. RIH has notified the Treasury that it takes exception to the Treasury's computation of amounts due. Further, RIH believes that the $2,939,000 of housing related investments in question will be found, under further audit, to have been satisfied.

          These matters have been dormant for some time. RIH was verbally contacted by the Treasury in late 1993 regarding the Treasury's proposal for a resolution of these matters, but has had no communication since then. If the CRDA's interpretation as to the periods of time during which qualifying expenditures can be made is found to be correct, or if the Treasury's issue is determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from these issues will not have a material adverse effect on the accompanying consolidated financial statements.

          As reflected in the table above, through December 31, 1994, RIH had made CRDA deposits/bond purchases totalling $39,056,000. However, in August 1989 RIH donated $12,048,000 to the CRDA in exchange for which R I H was relieved of its obligation to purchase CRDA bonds of $18,193,000. Because RIH already had the $18,193,000 for bond purchases on deposit with the CRDA, the difference between this amount and the amount of the donation, or $6,145,000, was refunded to RIH in August 1989. Thus, at December 31, 1994, RIH had a remaining balance of $5,286,000 face value of bonds issued by the CRDA and had $15,577,000 on deposit with the CRDA. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate p a yable on the bonds, were recorded as other assets in RIH's Consolidated Balance Sheets.

          RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1994, 1993 and 1992 for discounts on obligations arising in those years were $1,461,000, $1,541,000 and $1,451,000 respectively.

     Litigation

          RIH is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

                             PRO FORMA FINANCIAL DATA

          Set forth below is an unaudited pro forma statement of operations for the year ended December 31, 1994 which gives effect to the Restructuring as if it occurred on January 1, 1994. The pro forma s t atement of operations excludes the costs associated with the Restructuring. The unaudited pro forma information is not necessarily indicative of future results or what RIH's results of operations would actually have been had the transactions occurred on January 1, 1994. Such information should not be used as a basis to project results for any future period.

                     Resorts International Hotel, Inc.
              PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                         (In Thousands of Dollars)



                                    For the Year Ended December 31, 1994

                                                   Pro Forma
                                   Historical     Adjustments  Pro Forma

 Revenues:
   Casino                            $250,482                  $250,482
   Rooms                                7,134                     7,134
   Food and beverage                   14,609                    14,609
   Other casino/hotel revenues          4,508                     4,508
                                      276,733                   276,733

 Expenses:
   Casino                             143,748                   143,748
   Rooms                                3,243                     3,243
   Food and beverage                   15,823                    15,823
   Other casino/hotel operating
    expenses                           34,759                    34,759
   Selling, general and
    administrative                     36,101                    36,101
   RII parent services fee              9,082                     9,082
   Depreciation                        13,186                    13,186
                                      255,942                   255,942

 Earnings from operations              20,791                    20,791

 Other income (deductions):
   Interest income                      3,623     $(2,250)(a)     1,373
   Interest expense                   (10,858)     (5,899)(b)   (16,757)
   Amortization of debt discounts        (757)       (488)(b)    (1,245)
   Recapitalization costs                (975)        975 (c)        -0-

 Earnings before extraordinary item  $ 11,824     $(7,662)     $  4,162




         NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

 (a) Reflects the elimination of interest income on the RIB Note, which note was distributed to GGRI as a return of surplus.

 (b) Reflects interest expense and amortization of debt discounts on the RIH Promissory Note and the RIH Junior Promissory Note from the assumed transaction date of January 1, 1994 through the Effective Date.

 (c) Reflects the elimination of recapitalization costs incurred in connection with the Restructuring.

                                                                                         SCHEDULE II


                                       Resorts International Hotel, Inc. and Subsidiaries
                                                         VALUATION ACCOUNTS
                                                      (In Thousands of Dollars)


                                                           Balance at       Additions                         Balance at
                                                           beginning        charged to                          end of
                                                           of period         expenses      Deductions (A)       period

            For the year ended December 31, 1994:

            Allowance for doubtful receivables:
               Gaming                                        $4,498          $  237          $  (916)           $3,819
               Other                                             40              60              (18)               82
                                                             $4,538          $  297          $  (934)           $3,901


            For the year ended December 31, 1993:

            Allowance for doubtful receivables:
               Gaming                                        $4,200          $  901          $  (603)           $4,498
               Other                                             48                               (8)               40
                                                             $4,248          $  901          $  (611)           $4,538


            For the year ended December 31, 1992:

            Allowance for doubtful receivables:
               Gaming                                        $5,326          $1,334          $(2,460)           $4,200
               Other                                            327              80             (359)               48
                                                             $5,653          $1,414          $(2,819)           $4,248



            (A)  Write-off of uncollectible accounts, net of recoveries.


           SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
           (In Thousands of Dollars)


           The table below reflects selected quarterly financial data for the years 1994 and 1993.


                                                          1994                                         1993


           For the Quarter               First      Second     Third     Fourth        First    Second     Third     Fourth
           Operating revenues           $58,873    $72,220    $77,679   $67,961       $60,336  $67,678    $80,800   $62,665


           Earnings (loss) from
            operations                  $(1,691)   $ 6,988    $11,445   $ 4,049       $ 2,444  $ 2,565    $10,796   $(3,737)

           Recapitalization costs          (604)      (371)                              (198)    (317)    (1,065)   (1,147)

           Other income (deductions),
            net (A)                       1,920     (2,240)    (4,319)   (3,353)        1,796    1,763      1,882     1,981

           Earnings (loss) before
            income taxes and
            extraordinary item             (375)     4,377      7,126       696         4,042    4,011     11,613    (2,903)

           Income tax expense                                                                                (400)

           Earnings (loss) before
            extraordinary item             (375)     4,377      7,126       696         4,042    4,011     11,213    (2,903)

           Extraordinary item                                             4,008

           Net earnings (loss)          $  (375)   $ 4,377    $ 7,126   $ 4,704       $ 4,042  $ 4,011    $11,213   $(2,903)


           (A)  Includes interest income, interest expense and amortization of debt discounts.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                     PART III


          T h e following Items have been omitted pursuant to General Instruction J of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
     K

          (a)  Documents Filed as Part of This Report

     1.   The  financial  statement  index required herein is incorporated by
          reference  to  "ITEM  8.    FINANCIAL  STATEMENTS AND SUPPLEMENTARY
          DATA."

     2. The index of financial statement schedules required herein is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Financial statement schedules not included have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. The following exhibits are filed herewith or incorporated by reference:

     Exhibit
     Numbers      Exhibit

     (2) Plan of Reorganization. (Incorporated by reference to Appendix A of the Information Statement/Prospectus included in registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (3)(a)(1) Restated Certificate of Incorporation of RIH. (Incorporated by reference to Exhibit 3.03 to registrant's Form S-1 Registration Statement in File No. 33-23063.)

     (3)(a)(2) Certificate of Amendment to the Certificate of Incorporation of RIH. (Incorporated by reference to Exhibit 3.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (3)(a)(3) F o r m of Certificate of Amendment of Certificate of Incorporation of RIH. (Incorporated by reference to Exhibit 3.05(a) to registrant's Form S-1 Registration Statement in File No. 33-53371.)

     (3)(b) By-Laws of RIH. (Incorporated by reference to Exhibit 3.06 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(a) See Exhibits (3)(a) and (3)(b) as to the rights of holders of registrant's common stock.

     (4)(b)(1) Form of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003. (Incorporated by reference to
                  Exhibit 4.04 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(2) Form of Mortgage between RIH and State Street Bank and Trust Company of Connecticut, National Association, securing Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.22 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(3) Form of Mortgage between RIH and RIHF, securing RIH Promissory Note. (Incorporated by reference to Exhibit 4.23 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.24 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(5)    Form  of  Assignment  of  Leases  and  Rents made by RIH, as
                  Assignor, to RIHF, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.25 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(6) Form of Assignment of Leases and Rents made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.26 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to State Street Bank and Trust Company of Connecticut, National Association, as Assignee, regarding Guaranty of RIHF Mortgage Notes. (Incorporated by reference to Exhibit 4.28 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(8)    Form  of  Assignment  of  Operating  Assets  made by RIH, as
                  Assignor, to RIHF, as Assignee, regarding RIH Promissory Note. (Incorporated by reference to Exhibit 4.34 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                  (4)(b)(1) hereto.)

     (4)(c)(1)    F o rm  of  Indenture  between  RIHF,  as  issuer,  RIH,  as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit 4.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(2) Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.29 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(3) Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.30 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note. (Incorporated by r e f erence to Exhibit 4.31 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(5) Form of Assignment of Leases and Rents made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.32 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(6) Form of Assignment of Leases and Rents made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.33 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(7) Form of Assignment of Operating Assets made by RIH, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding the Guaranty of the RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit 4.35 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(8) Form of Assignment of Operating Assets made by RIH, as Assignor, to RIHF, as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.27 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (4)(c)(9) F o rm of Amended and Restated $35,000,000 RIH Junior Promissory Note. (Incorporated by reference to Exhibit A to Exhibit (4)(c)(1) hereto.)

     (10)(a)(1)* Resorts Retirement Savings Plan. (Incorporated by reference to Exhibit (10)(c)(2) to RII's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

     (10)(a)(2)* Resorts International, Inc. Senior Management Stock Option Plan. (Incorporated by reference to Exhibit 8.5 to Exhibit 35 to RII's Form 8 Amendment No. 1 to its Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

     (10)(a)(3)*  Form  of  RII  1994  Stock  Option  Plan.   (Incorporated by
                  reference to Exhibit C to Exhibit 2 hereto.)

     (10)(b)(1)* License and Services Agreement, dated as of September 17, 1992, among Griffin Group, RII and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(b)(2)* Form of Amendment to License and Services Agreement, dated as of September 17, 1992, among Griffin Group, RII and RIH. ( I n c o rporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(c) Form of Intercreditor Agreement by and among RIHF, RIH, RII, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. a n d any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(d)(1) Form of Note Purchase Agreement dated May 3, 1994, among RIHF, RII and RIH, and certain funds advised or managed by Fidelity with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 to Form S-1 Registration Statement in File No. 33-53371.)

     (10)(d)(2) Revised term sheet for 11.0% Senior Secured Loan due 2002 with RIHF as issuer. (Incorporated by reference to Exhibit
                  10.54 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

     (10)(d)(3)   Letter  agreement  dated  February 27, 1995 amending Exhibit
                  (10)(d)(1)  hereto.    (Incorporated by reference to Exhibit
                  (10)(n)(3) to RII's Form 10-K Annual Report for the fiscal year ended December 31, 1994, in File No. 1-4748.)

     (10)(e) Form of Registration Rights Agreement dated as of April 29, 1994, among RII, RIHF, RIH, Fidelity and TCW. (Incorporated by reference to Exhibit 10.66 to Form S-1 Registration Statement in File No. 33-53371.)

     (10)(f)      F o r m    o f  Nominee  Agreement  between  RIHF  and  RIH.
                  (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

     (27)         Financial data schedule.
     _________________

     *  Management contract or compensatory plan.

          Registrant   agrees  to  file  with  the  Securities  and  Exchange
     Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

          (b)  Reports on Form 8-K

          No current report on Form 8-K was filed by RIH covering an event during the fourth quarter of 1994. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1994.

          (c)  Exhibits Required by Item 601 of Regulation S-K

          The exhibits listed in Item 14(a)3. of this report, and not incorporated by reference to a separate file, follow "SIGNATURES."

          (d)  Financial Statement Schedules Required by Regulation S-K

          The  financial  statement  schedule  required  by Regulation S-K is
     incorporated  by  reference  to  "ITEM  8.    FINANCIAL  STATEMENTS  AND
     SUPPLEMENTARY DATA."

                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RESORTS INTERNATIONAL HOTEL, INC.
                                                      (Registrant)



     Date:  March 22, 1995                 By /s/ Matthew B. Kearney
                                              Matthew B. Kearney
                                              Director and Executive Vice
                                              President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By /s/ Matthew B. Kearney                       March 22, 1995
       Matthew B. Kearney
       Director and Executive Vice President
       (Principal Executive, Financial and
       Accounting Officer)



     By /s/ Lawrence Cohen                           March 22, 1995
       Lawrence Cohen
       Director





                             SUPPLEMENTAL INFORMATION


          Because it is an indirect wholly owned subsidiary of RII, a reporting company under the Securities Exchange Act of 1934, the registrant does not prepare an annual report to security holders or any proxy soliciting material.

                         RESORTS INTERNATIONAL HOTEL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (2)          Plan of Reorganization         Incorporated by reference to
                                                 Appendix A of the
                                                 Information
                                                 Statement/Prospectus
                                                 included in registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (3)(a)(1)    Restated Certificate of        Incorporated by reference to
                  Incorporation of RIH.          Exhibit 3.03 to registrant's
                                                 Form S-1 Registration
                                                 Statement in File No. 33-
                                                 23063.

     (3)(a)(2)    Certificate of Amendment to    Incorporated by reference to
                  the Certificate of             Exhibit 3.05 to registrant's
                  Incorporation of RIH.          Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (3)(a)(3)    Form of Certificate of         Incorporated by reference to
                  Amendment of Certificate of    Exhibit 3.05(a) to
                  Incorporation of RIH.          registrant's Form S-1
                                                 Registration Statement in
                                                 File No. 33-53371.

     (3)(b)       By-Laws of RIH.                Incorporated by reference to
                                                 Exhibit 3.06 to registrant's
                                                 Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(a)       See Exhibits (3)(a) and
                  (3)(b) as to the rights of
                  holders of registrant's
                  common stock.

     (4)(b)(1)    Form of Indenture among        Incorporated by reference to
                  RIHF, as issuer, RIH, as       Exhibit 4.04 to registrant's
                  guarantor, and State Street    Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as trustee,
                  with respect to RIHF 11%
                  Mortgage Notes due 2003.

                         RESORTS INTERNATIONAL HOTEL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(b)(2)    Form of Mortgage between RIH   Incorporated by reference to
                  and State Street Bank and      Exhibit 4.22 to registrant's
                  Trust Company of               Form S-4 Registration
                  Connecticut, National          Statement in File No. 33-
                  Association, securing          50733.
                  Guaranty of RIHF Mortgage
                  Notes.

     (4)(b)(3)    Form of Mortgage between RIH   Incorporated by reference to
                  and RIHF, securing RIH         Exhibit 4.23 to registrant's
                  Promissory Note.               Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(b)(4)    Form of Assignment of          Incorporated by reference to
                  Agreements made by RIHF, as    Exhibit 4.24 to registrant's
                  Assignor, to State Street      Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as Assignee,
                  regarding RIH Promissory
                  Note.

     (4)(b)(5)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.25 to registrant's
                  Assignor, to RIHF, as          Form S-4 Registration
                  Assignee, regarding RIH        Statement in File No. 33-
                  Promissory Note.               50733.

     (4)(b)(6)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.26 to registrant's
                  Assignor, to State Street      Form S-4 Registration
                  Bank and Trust Company of      Statement in File No. 33-
                  Connecticut, National          50733.
                  Association, as Assignee,
                  regarding Guaranty of RIHF
                  Mortgage Notes.

     (4)(b)(7)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.28 to registrant's
                  RIH, as Assignor, to State     Form S-4 Registration
                  Street Bank and Trust          Statement in File No. 33-
                  Company of Connecticut,        50733.
                  National Association, as
                  Assignee, regarding Guaranty
                  of RIHF Mortgage Notes.

                         RESORTS INTERNATIONAL HOTEL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(b)(8)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.34 to registrant's
                  RIH, as Assignor, to RIHF,     Form S-4 Registration
                  as Assignee, regarding RIH     Statement in File No. 33-
                  Promissory Note.               50733.

     (4)(b)(9)    Form of Amended and Restated   Incorporated by reference to
                  $125,000,000 RIH Promissory    Exhibit A to Exhibit
                  Note.                          (4)(b)(1) hereto.

     (4)(c)(1)    Form of Indenture between      Incorporated by reference to
                  RIHF, as issuer, RIH, as       Exhibit 4.05 to registrant's
                  guarantor, and U.S. Trust      Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as trustee, with respect to    50733.
                  RIHF 11.375% Junior Mortgage
                  Notes due 2004.

     (4)(c)(2)    Form of Mortgage between RIH   Incorporated by reference to
                  and U.S. Trust Company of      Exhibit 4.29 to registrant's
                  California, N.A., securing     Form S-4 Registration
                  Guaranty of RIHF Junior        Statement in File No. 33-
                  Mortgage Notes.                50733.

     (4)(c)(3)    Form of Mortgage between RIH   Incorporated by reference to
                  and RIHF, securing RIH         Exhibit 4.30 to registrant's
                  Junior Promissory Note.        Form S-4 Registration
                                                 Statement in File No. 33-
                                                 50733.

     (4)(c)(4)    Form of Assignment of          Incorporated by reference to
                  Agreements made by RIHF, as    Exhibit 4.31 to registrant's
                  Assignor, to U.S. Trust        Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as Assignee, regarding RIH     50733.
                  Junior Promissory Note.

     (4)(c)(5)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.32 to registrant's
                  Assignor, to RIHF, as          Form S-4 Registration
                  Assignee, regarding RIH        Statement in File No. 33-
                  Junior Promissory Note.        50733.

                         RESORTS INTERNATIONAL HOTEL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (4)(c)(6)    Form of Assignment of Leases   Incorporated by reference to
                  and Rents made by RIH, as      Exhibit 4.33 to registrant's
                  Assignor, to U.S. Trust        Form S-4 Registration
                  Company of California, N.A.,   Statement in File No. 33-
                  as Assignee, regarding         50733.
                  Guaranty of RIHF Junior
                  Mortgage Notes.

     (4)(c)(7)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.35 to registrant's
                  RIH, as Assignor, to U.S.      Form S-4 Registration
                  Trust Company of California,   Statement in File No. 33-
                  N.A., as Assignee, regarding   50733.
                  the Guaranty of the RIHF
                  Junior Mortgage Notes.

     (4)(c)(8)    Form of Assignment of          Incorporated by reference to
                  Operating Assets made by       Exhibit 4.27 to registrant's
                  RIH, as Assignor, to RIHF,     Form S-4 Registration
                  as Assignee, regarding RIH     Statement in File No. 33-
                  Junior Promissory Note.        50733.

     (4)(c)(9)    Form of Amended and Restated   Incorporated by reference to
                  $35,000,000 RIH Junior         Exhibit A to Exhibit
                  Promissory Note.               (4)(c)(1) hereto.

     (10)(a)(1)   Resorts Retirement Savings     Incorporated by reference to
                  Plan.                          Exhibit (10)(c)(2) to RII's
                                                 Form 10-K Annual Report for
                                                 the fiscal year ended
                                                 December 31, 1991, in File
                                                 No. 1-4748.

     (10)(a)(2)   Resorts International, Inc.    Incorporated by reference to
                  Senior Management Stock        Exhibit 8.5 to Exhibit 35 to
                  Option Plan.                   RII's Form 8 Amendment No. 1
                                                 to its Form 8-K Current
                                                 Report dated August 30,
                                                 1990, in File No. 1-4748.

     (10)(a)(3)   Form of RII 1994 Stock         Incorporated by reference to
                  Option Plan.                   Exhibit C to Exhibit 2
                                                 hereto.

                         RESORTS INTERNATIONAL HOTEL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(b)(1)   License and Services           Incorporated by reference to
                  Agreement, dated as of         Exhibit 10.34(a) to
                  September 17, 1992, among      registrant's Form S-4
                  Griffin Group, RII and RIH.    Registration Statement in
                                                 File No. 33-50733.

     (10)(b)(2)   Form of Amendment to License   Incorporated by reference to
                  and Services Agreement,        Exhibit 10.34(b) to
                  dated as of September 17,      registrant's Form S-4
                  1992, among Griffin Group,     Registration Statement in
                  RII, and RIH.                  File No. 33-50733.

     (10)(c)      Form of Intercreditor          Incorporated by reference to
                  Agreement by and among RIHF,   Exhibit 10.64 to
                  RIH, RII, GGRI, State Street   registrant's Form S-4
                  Bank and Trust Company of      Registration Statement in
                  Connecticut, National          File No. 33-50733.
                  Association, U.S. Trust
                  Company of California, N.A.
                  and any lenders which
                  provide additional
                  facilities.

     (10)(d)(1)   Form of Note Purchase          Incorporated by reference to
                  Agreement dated May 3, 1994,   Exhibit 10.65 to Form S-1
                  among RIHF, RII and RIH, and   Registration Statement in
                  certain funds advised or       File No. 33-53371.
                  managed by Fidelity with
                  respect to issuance of
                  Senior Facility Notes.

     (10)(d)(2)   Revised term sheet for 11.0%   Incorporated by reference to
                  Senior Secured Loan due 2002   Exhibit 10.54 to registrant's
                  with RIHF as issuer.           Form S-4 Registration State-
                                                 ment in File No. 33-50733.

     (10)(d)(3)   Letter agreement dated         Incorporated by reference to
                  February 27, 1995 amending     Exhibit (10)(n)(3) to RII's
                  Exhibit (10)(d)(1) hereto.     Form 10-K Annual Report for
                                                 the fiscal year ended
                                                 December 31, 1994, in File
                                                 No. 1-4748.

                         RESORTS INTERNATIONAL HOTEL, INC.

                           Form 10-K for the fiscal year
                              ended December 31, 1994

                                   EXHIBIT INDEX

     Exhibit                                     Reference to previous filing
     Number       Exhibit                        or page number in Form 10-K

     (10)(e)      Form of Registration Rights    Incorporated by reference to
                  Agreement dated as of April    Exhibit 10.66 to Form S-1
                  29, 1994, among RII, RIHF,     Registration Statement in
                  RIH, Fidelity and TCW.         File No. 33-53371.

     (10)(f)      Form of Nominee Agreement      Incorporated by reference to
                  between RIHF and RIH.          Exhibit 10.57 to Form S-1
                                                 Registration Statement in
                                                 File No. 33-53371.

     (27)         Financial data schedule.       Page 57