Form 10-Q
period 1995-03-31
RESORTS INTERNATIONAL HOTEL INC
filed 1995-05-11
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995

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

                                                         Yes  X     No

        Number  of shares outstanding of registrant's common stock as of March
        31,  1995:    1,000,000,  all  of  which are owned by one shareholder.
        Accordingly there is no current market for any of such shares.

                         Exhibit Index is presented on page 12

                               Total Number of Pages 13

                           RESORTS INTERNATIONAL HOTEL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                  Page Number

        Part I.   Financial Information

            Item 1.      Financial Statements

                         Consolidated Statements of
                          Operations for the Quarters
                          Ended March 31, 1995 and 1994                3

                         Consolidated Balance Sheets
                          at March 31, 1995 and
                          December 31, 1994                            4

                         Consolidated Statements of
                          Cash Flows for the Quarters
                          Ended March 31, 1995 and 1994                5

                         Notes to Consolidated
                          Financial Statements                         6

            Item 2.      Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                   8


        Part II.  Other Information

            Item 6.      Exhibits and Reports on
                          Form 8-K                                      10

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                      Quarter Ended
                                                        March 31,
                                                    1995          1994
        Revenues:
          Casino                                  $62,118       $53,649
          Rooms                                     1,346         1,178
          Food and beverage                         3,030         3,114
          Other casino/hotel revenues               1,186           932
                                                   67,680        58,873

        Expenses:
          Casino                                   37,064        33,692
          Rooms                                       975           710
          Food and beverage                         3,389         3,577
          Other casino/hotel operating expenses     8,632         8,605
          Selling, general and administrative       9,422         8,775
          RII parent services fee                   2,200         1,933
          Depreciation                              3,179         3,272
                                                   64,861        60,564

        Earnings (loss) from operations             2,819        (1,691)

        Other income (deductions):
          Interest income                             666         1,924
          Interest expense                         (4,195)           (4)
          Amortization of debt discounts             (469)
          Recapitalization costs                                   (604)

        Net loss                                  $(1,179)      $  (375)

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)


                                                    March 31,   December 31,
                                                      1995          1994
                                                  (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $14,519 and $12,695)                 $ 27,642       $ 26,876
          Receivables, less allowance for
           doubtful accounts of $3,893
           and $3,901                                 5,840          6,232
          Inventories                                 1,799          1,793
          Prepaid expenses                            7,058          8,566
            Total current assets                     42,339         43,467

        Property and equipment, net of
         accumulated depreciation of
         $52,077 and $48,906                        155,006        157,501
        Deferred charges and other assets            11,739         11,766

                                                   $209,084       $212,734

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities:
          Accounts payable and accrued
           liabilities                             $ 25,065       $ 24,365
          Interest payable to affiliate               1,397          4,113
          Due to RII                                  3,487          4,411
            Total current liabilities                29,949         32,889

        Notes payable to affiliate, net
         of unamortized discounts                   125,778        125,309

        Deferred income taxes                        19,400         19,400

        Shareholder's equity:
          Common stock - $1 par value                 1,000          1,000
          Capital in excess of par                   21,366         21,366
          Retained earnings                          11,591         12,770
            Total shareholder's equity               33,957         35,136

                                                   $209,084       $212,734

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1995          1994

        Cash flows from operating activities:
          Cash received from customers            $ 68,511      $ 58,547
          Cash paid to suppliers and employees     (59,040)      (54,361)
            Cash flow from operations before
             interest                                9,471         4,186
          Interest received                            587           210
          Interest paid                             (6,911)           (4)
            Net cash provided by operating
             activities                              3,147         4,392

        Cash flows from investing activities:
          Payments for property and equipment         (684)       (1,608)
          Casino Reinvestment Development
           Authority deposits and bond
           purchases                                  (773)         (693)
            Net cash used in investing
             activities                             (1,457)       (2,301)

        Cash flows from financing activities:
          Repayments to RII                           (924)       (3,200)
          Recapitalization costs paid to RII                        (604)
          Debt repayments                                             (9)
            Net cash used in financing
             activities                               (924)       (3,813)

        Net increase (decrease) in cash and
         cash equivalents                              766        (1,722)
        Cash and cash equivalents at beginning
         of period                                  26,876        25,947
        Cash and cash equivalents at end
         of period                                $ 27,642      $ 24,225

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.   General:

             The accompanying consolidated interim financial statements, which are unaudited, include the operations of Resorts International Hotel, Inc. ("RIH") and its subsidiaries. RIH owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel"), a casino/hotel complex located in Atlantic City, New Jersey. RIH is a wholly owned subsidiary of GGRI, Inc., which is a wholly owned subsidiary of Resorts International, Inc. ("RII").

             W h i l e the accompanying interim financial information is unaudited, management of RIH believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1994 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 28 through 40 of RIH's Annual Report on Form 10-K for the year ended December 31, 1994.

        B.   Reverse Repurchase Agreements:

             Cash equivalents at March 31, 1995 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which RIH had not taken delivery of the underlying securities. The agreements matured on April 3, 1995.

        (In Thousands of Dollars)

        National Westminster Bank NJ                 $ 4,841

        Prudential Securities, Inc.                  $11,565



        C.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts a l l ocated to the casino department from the other operating departments were as follows:
                                                         Quarter Ended
                                                           March 31,
        (In Thousands of Dollars)                     1995           1994


        Rooms                                        $1,051         $  972
        Food and beverage                             3,946          3,583
        Other casino/hotel operations                 1,318          1,607

        Total allocated to casino                    $6,315         $6,162


        D.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Quarter Ended
                                                            March 31,
        (In Thousands of Dollars)                      1995           1994

        Reconciliation of net loss to net cash
         provided by operating activities:

          Net loss                                   $(1,179)       $  (375)
          Adjustments to reconcile net loss
           to net cash provided by operating
           activities:
            Depreciation                               3,179          3,272
            Provision for doubtful receivables           218            168
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization            368            311
            Amortization of debt discounts               469
            Recapitalization costs                                      604
            Net decrease in receivables                  174            476
            Net increase in interest
             receivable from affiliate                               (1,688)
            Net decrease in inventories and
             prepaid expenses                          1,502          1,315
            Net decrease in deferred charges
             and other assets                            433             95
            Net increase in accounts payable
             and accrued liabilities                     699            214
            Net decrease in interest payable
             to affiliate                             (2,716)

        Net cash provided by operating activities    $ 3,147        $ 4,392

        E.   Commitments and Contingencies:

             RIH is a defendant in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At March 31, 1995 RIH had working capital of $12,390,000 including $27,642,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             RIH, through affiliated notes payable to Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of RII, is the principal source of funds for servicing the $125,000,000 principal amount 11% Mortgage Notes (the "Mortgage Notes") and the $35,000,000 principal amount 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") issued by RIHF as part of the restructuring of RII in May 1994. RIH owns $12,899,000 principal amount of the Junior Mortgage Notes. Annual interest expense on the Mortgage Notes and the Junior Mortgage Notes, after the reduction for interest on the $12,899,000 principal amount of Junior Mortgage Notes held by RIH, will total approximately $16,500,000. Based on projected operating results, management believes that RIH's liquidity will continue to be satisfactory; however, management can give no assurances as to RIH's future l i quidity due to the possibility of unanticipated events and circumstances inherent in any projections.

             RIHF has a $19,738,000 senior credit facility (the "Senior Facility") available for the period ending May 2, 1996 should RIH or RII have unforeseen cash needs. Management believes that the Senior Facility will serve as a safeguard if an emergency arises from current operations, or serve as a source of funds for a profitable investment opportunity. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate to draw on the Senior Facility. To the extent the Senior Facility is utilized, RIH would be the primary source of funds for servicing such debt.

             RIHF will satisfy the interest due June 15, 1995 on the Junior Mortgage Notes by cash payment. Therefore, on that date RIH will pay interest due on its affiliated note payable to RIHF in cash. Also on June 15, 1995, RIH will receive interest due on the $12,899,000 principal amount of Junior Mortgage Notes owned by RIH.

        Capital Expenditures

             During the first quarter of 1995 RIH's $684,000 of capital expenditures were primarily for various guest room, back-of-the-house and restaurant renovations.

             As previously reported, RIH received approval to increase the casino gaming area at Resorts Casino Hotel by 10,000 square feet. RIH has already modified a portion of its bus waiting area to house approximately 180 slot machines and is presently converting Mr. G's lounge to accommodate approximately 135 more slot machines. This project is expected to be completed by Memorial Day weekend. The estimated construction cost of these renovations, excluding the cost of slot machines and related equipment, is approximately $1,500,000. The new slot machines will be financed by a bank loan.

             RII  also  recently  announced  that  RIH  has signed a franchise agreement with California Pizza Kitchen to open a new restaurant in Resorts Casino Hotel. The space formerly occupied by the Celebrity Deli is currently being renovated to house this new restaurant and a new cocktail lounge. This conversion, which is expected to cost approximately $3,000,000 including furniture, fixtures and equipment, is scheduled to be completed in late June.

        RESULTS OF OPERATIONS

             RIH operates in one business segment. Following is a discussion of the results of operations for the first quarter of 1995 compared to 1994. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

        Revenues

             Casino revenues increased by $8,469,000 for the first quarter of 1995 as RIH's slot win and table game win increased by $7,897,000 and $931,000, respectively. RIH's revenue from poker, simulcasting and keno was down for the first quarter of 1995. RIH's slot win and table game win were both up primarily due to increases in amounts wagered and, to a lesser extent, increases in hold percentages (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games). The increased amounts wagered reflect RIH's increased emphasis on bus and junket air programs. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus.

        Earnings from Operations

             For the first quarter of 1995 casino, hotel and related operating results increased by $4,510,000 as the increased revenues described above were partially offset by a net increase in operating costs. The most significant variances in operating expenses were increases in casino promotional costs ($2,100,000), casino win tax ($700,000) and performance and incentive bonuses ($700,000). Casino promotional costs increased primarily due to increases in the amount of cash giveaway to bus patrons and costs associated with the expanded junket air program. Casino win tax increased relative to the increase in casino revenues.

        Other Income (Deductions)

             RIH's interest income in 1994 was largely attributable to a $50,000,000 note receivable from a former Bahamian affiliate. This note was cancelled in May 1994 as part of the restructuring of RII.

             Prior to RII's restructuring in May 1994, RIH's interest expense w a s limited to minor amounts incurred on capitalized lease obligations. Since the restructuring, RIH bears the interest on the Mortgage Notes and the Junior Mortgage Notes, through affiliated notes payable to RIHF, the terms of which mirror the terms of such debt of RIHF.


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K


        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIH covering an event during the first quarter of 1995. No amendments to previously filed Forms 8-K were filed during the first quarter of 1995.

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


                                             RESORTS INTERNATIONAL HOTEL, INC.
                                                        (Registrant)




                                             /s/ Matthew B. Kearney
                                             Matthew B. Kearney
                                             Executive Vice President
                                             (Authorized Officer of
                                             Registrant and Chief
                                             Financial Officer)


        Date:  May 11, 1995

                           RESORTS INTERNATIONAL HOTEL, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1995


                                     EXHIBIT INDEX


             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           13