Form 10-Q
period 1995-09-30
RESORTS INTERNATIONAL HOTEL INC
filed 1995-11-13
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

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

                                                         Yes  X     No

        Number of shares outstanding of registrant's common stock as of September 30, 1995: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.


                         Exhibit Index is presented on page 14

                               Total number of pages 15

                           RESORTS INTERNATIONAL HOTEL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                Page Number

        Part I.   Financial Information

            Item 1.      Financial Statements

                         Consolidated Balance Sheets
                          at September 30, 1995 and
                          December 31, 1994                          3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Three Quarters Ended
                          September 30, 1995 and 1994                4

                         Consolidated Statements of
                          Cash Flows for the Three
                          Quarters Ended September 30,
                          1995 and 1994                              5

                         Notes to Consolidated
                          Financial Statements                       6

            Item 2.      Management's Discussion
                          and Analysis of Financial
                          Condition and Results of
                          Operations                                 9


        Part II.  Other Information

            Item 6.      Exhibits and Reports on
                          Form 8-K                                  12

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                 September 30,  December 31,
                                                     1995           1994
                                                  (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $21,397 and $12,695)                 $ 35,702       $ 26,876
          Restricted cash equivalents                   750
          Receivables, less allowance for
           doubtful accounts of $3,979
           and $3,901                                 7,093          6,232
          Inventories                                 2,382          1,793
          Prepaid expenses                            7,407          8,566
            Total current assets                     53,334         43,467

        Property and equipment, net of
         accumulated depreciation of
         $59,142 and $48,906                        158,261        157,501
        Deferred charges and other assets            12,479         11,766

                                                   $224,074       $212,734

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities:
          Current maturities of long-term debt     $    577       $      5
          Accounts payable and accrued
           liabilities                               27,167         24,352
          Interest payable to affiliate               1,365          4,113
          Due to GGE                                  1,634          4,411
            Total current liabilities                30,743         32,881

        Notes payable to affiliate, net
         of unamortized discounts                   126,392        125,309

        Other long-term debt                          1,070              8

        Deferred income taxes                        19,400         19,400

        Shareholder's equity:
          Common stock - $1 par value                 1,000          1,000
          Capital in excess of par                   21,366         21,366
          Retained earnings                          24,103         12,770
            Total shareholder's equity               46,469         35,136

                                                   $224,074       $212,734

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                        Quarter Ended     Three Quarters Ended
                                        September 30,         September 30,
                                        1995      1994      1995        1994

        Revenues:
          Casino                      $76,058   $69,582   $206,690   $188,509
          Rooms                         2,113     2,424      5,180      5,509
          Food and beverage             3,811     4,267      9,708     11,324
          Other casino/hotel revenues   1,474     1,406      4,118      3,430
                                       83,456    77,679    225,696    208,772

        Expenses:
          Casino                       42,035    37,700    118,021    106,736
          Rooms                           819       873      2,701      2,431
          Food and beverage             4,091     4,412     10,731     12,276
          Other casino/hotel operating
           expenses                     8,737     9,002     25,858     26,333
          Selling, general and
           administrative               8,697     8,394     27,459     27,371
          GGE parent services fee       2,790     2,558      7,436      6,846
          Depreciation                  3,340     3,295     10,284     10,037
                                       70,509    66,234    202,490    192,030

        Earnings from operations       12,947    11,445     23,206     16,742

        Other income (deductions):
          Interest income                 574       443      1,750      3,194
          Interest expense             (4,204)   (4,510)   (12,540)    (7,374)
          Amortization of debt
           discounts                     (318)     (252)    (1,083)      (459)
          Recapitalization costs                                         (975)

        Net earnings                  $ 8,999   $ 7,126   $ 11,333   $ 11,128

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                      Three Quarters Ended
                                                          September 30,
                                                       1995           1994

        Cash flows from operating activities:
          Cash received from customers             $ 224,429      $ 206,695
          Cash paid to suppliers and employees      (187,078)      (181,174)
            Cash flow from operations before
             interest                                 37,351         25,521
          Interest received                            1,681            782
          Interest paid                              (15,288)        (5,164)
            Net cash provided by operating
             activities                               23,744         21,139

        Cash flows from investing activities:
          Payments for property and equipment        (10,791)        (3,885)
          Proceeds from sale of property                                116
          Casino Reinvestment Development
           Authority deposits and bond
           purchases                                  (2,234)        (2,175)
            Net cash used in investing
             activities                              (13,025)        (5,944)

        Cash flows from financing activities:
          Proceeds from borrowing                      1,815
          Distributions to GGRI                                     (12,262)
          Advances from (repayments to) GGE           (2,777)         6,693
          Recapitalization costs paid to GGE                           (975)
          Debt repayments                               (181)           (73)
            Net cash used in financing
             activities                               (1,143)        (6,617)

        Net increase in cash and cash
         equivalents                                   9,576          8,578
        Cash and cash equivalents at beginning
         of period                                    26,876         25,947
        Cash and cash equivalents at end
         of period                                 $  36,452      $  34,525

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.   General:

             The accompanying consolidated interim financial statements, which are unaudited, include the operations of Resorts International Hotel, Inc. ("RIH") and its subsidiaries. RIH owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel"), a casino/hotel complex located in Atlantic City, New Jersey. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE"). GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to RIH's ultimate parent corporation both before and after its name change.

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


        B.   Reverse Repurchase Agreements:

             C a s h equivalents at September 30, 1995 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of October 1995.

        (In Thousands of Dollars)

        Prudential Securities, Inc.                         $11,914

        National Westminster Bank NJ                        $11,004

        C.   Property and Equipment:

             Property and equipment are depreciated over their estimated useful lives reported below using the straight-line method for financial reporting purposes.


             Land improvements                              10 - 25 years

             Hotels and other buildings                        22 years

             Furniture, machinery and equipment              4 - 5 years



        D.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $9,554,000 and $7,583,000 for the third quarter of 1995 and 1994, respectively, and $22,193,000 and $19,433,000 for the first three quarters of 1995 and 1994, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts a l l ocated to the casino department from the other operating departments were as follows:

                                      Quarter Ended     Three Quarters Ended
                                      September 30,         September 30,
        (In Thousands of Dollars)    1995      1994        1995        1994

        Rooms                       $1,438    $1,071     $ 3,737     $ 3,022
        Food and beverage            4,653     3,688      12,802      10,614
        Other casino/hotel
         operations                  2,185     1,974       4,900       5,314

        Total allocated to casino   $8,276    $6,733     $21,439     $18,950

        E.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                     Three Quarters Ended
                                                         September 30,
        (In Thousands of Dollars)                      1995        1994

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                               $11,333     $11,128
          Adjustments to reconcile net earnings
           to net cash provided by operating
           activities:
            Depreciation                              10,284      10,037
            Provision for doubtful receivables           887         181
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization          1,175       1,098
            Amortization of debt discounts             1,083         459
            Recapitalization costs                                   975
            Net increase in receivables               (2,001)       (788)
            Net increase in interest receivable
             from affiliate                                       (2,250)
            Net (increase) decrease in
             inventories and prepaid expenses            570      (3,287)
            Net decrease in deferred charges
             and other assets                            525       1,139
            Net increase in accounts payable
             and accrued liabilities                   2,636         237
            Net increase (decrease) in interest
             payable to affiliate                     (2,748)      2,210

        Net cash provided by operating activities    $23,744     $21,139

                                                     Three Quarters Ended
                                                         September 30,
        (In Thousand of Dollars)                       1995        1994

        Non-cash investing and financing
         activities:

          Distribute $125,000,000 promissory
           note and $35,000,000 junior
           promissory note as:
            Repayment of advances from GGE                       $ 43,236
            Distribution to GGE                                    92,064

          Exchange of $325,000,000 note payable
           to GGRI for shares of RIH common stock                 325,000

          Distribute $50,000,000 note receivable
           from affiliate and accrued interest
           thereon to GGRI                                         53,375

          Increase in liabilities for additions
           to other assets                             $179           176



        F.   Commitments and Contingencies:

             RIH is a defendant in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At September 30, 1995 RIH had working capital of $22,591,000 including $35,702,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             RIH, through affiliated notes payable to Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of GGE, is the principal source of funds for servicing the $125,000,000 principal amount 11% Mortgage Notes (the "Mortgage Notes") and the $35,000,000 principal amount 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") issued by RIHF as part of the restructuring of GGE in May 1994. RIH owns $12,899,000 principal amount of the Junior Mortgage Notes. Annual interest expense on the Mortgage Notes and the Junior Mortgage Notes, after the reduction for interest on the $12,899,000 principal amount of Junior Mortgage Notes held by RIH, will total approximately $16,500,000. Based on projected operating results, management believes that RIH's liquidity will continue to be satisfactory; however, management can give no assurances as to RIH's future l i quidity due to the possibility of unanticipated events and circumstances inherent in any projections.

             RIHF has a $19,738,000 senior credit facility (the "Senior Facility") available for the period ending May 2, 1996 should RIH or GGE have additional cash needs. Management believes that the Senior Facility will also serve as a source of funds for expansion, development and/or an investment opportunity as well as a safeguard if an emergency arises from current operations. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate to draw on the Senior Facility. To the extent the Senior Facility is utilized, RIH would be the primary source of funds for servicing such debt.

             RIHF will satisfy the interest due December 15, 1995 on the Junior Mortgage Notes by cash payment. Therefore, on that date RIH will pay interest due on its affiliated note payable to RIHF in cash. Also on December 15, 1995, RIH will receive interest due on the $12,899,000 principal amount of Junior Mortgage Notes owned by RIH.

        Capital Expenditures and Resources

             During the first three quarters of 1995 RIH's $10,791,000 of c a pital expenditures included approximately $4,000,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area and $2,900,000 for certain restaurant renovations at the Resorts Casino Hotel.

             RIH modified a portion of its bus waiting area to house approximately 180 slot machines and converted Mr. G's lounge to accommodate approximately 135 more slot machines. This project was completed by Memorial Day weekend. The cost noted above includes the cost of slot machines and related equipment. The new slot machines were financed by a $1,815,000 bank loan.

             In late June 1995 RIH opened the California Pizza Kitchen and the new Oceanside cocktail lounge in the space formerly occupied by the Celebrity Deli in Resorts Casino Hotel.

        RESULTS OF OPERATIONS

             RIH operates in one business segment. Following is a discussion of the results of operations for the third quarter and first three quarters of 1995 compared to 1994. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

        Revenues

             Casino revenues increased by $6,476,000 and $18,181,000 for the third quarter and first three quarters of 1995, respectively. For the third quarter RIH's slot and table game win increased by $5,422,000 and

        $1,362,000, respectively, while revenues from poker, simulcasting and keno declined. The increase in slot win was primarily due to increased amounts wagered by patrons; the increase in table game win was largely due to an increase in RIH's hold percentage (ratio of casino win to total amount of chips purchased for table games or total amount wagered for slots).

             For the first three quarters, RIH's slot win and table game win increased by $16,937,000 and $2,399,000, respectively. RIH's revenue from poker, simulcasting and keno was down for this period. RIH s slot win was up primarily due to an increase in amounts wagered, though slot win was also favorably affected by an increase in hold percentage. RIH's table game win was up due to increases in both amounts wagered and hold percentage.

             The increased amounts wagered reflect RIH's recent casino expansion as well as increased emphasis on bus and junket air programs. RIH s current junket programs were initiated in September 1994. In addition, poor weather conditions during the first quarter of 1994 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus.

             The decreases in food and beverage revenues for the first three quarters was primarily attributable to the closing of the Celebrity Deli in early April and, to a lesser extent, Mr. G's lounge in mid March for the renovations discussed under "FINANCIAL CONDITION - Capital Expenditures and Resources" above.

        Earnings from Operations

             For the third quarter and first three quarters of 1995 casino, hotel and related operating results increased by $1,502,000 and $6,464,000, respectively, as the increased revenues described above were partially offset by net increases in operating costs.

             For the third quarter the most significant variances in operating expenses were increases in casino promotional costs ($1,700,000), payroll and related costs ($800,000) and casino win tax ($600,000). Casino promotional costs increased primarily due to increases in costs associated with the junket air program, which was expanded in September 1994. Payroll and related costs increased primarily due to increased salary and wage rates, although the average number of employees was up slightly for the quarter. Casino win tax increased relative to the increase in casino revenues.

             For  the  first  three quarters the most significant variances in
        o p erating expenses were increases in casino promotional costs ($6,000,000), casino win tax ($1,500,000), payroll and related costs ($1,400,000) and the accrual for performance and incentive bonuses ( $ 800,000). Casino promotional costs increased due to costs associated with the expanded junket air program as well as increases in the amount of cash giveaway to bus patrons. Casino win tax increased relative to the increase in casino revenues. Payroll and related costs increased due to increased salary and wage rates, as the average number of employees was down slightly for the year-to-date period.

        Other Income (Deductions)

             Included in RIH's interest income for the first three quarters of 1994 was $2,250,000 of interest earned on a $50,000,000 note receivable from a former Bahamian affiliate. This note was canceled in May 1994 as part of the restructuring of GGE.

             Prior to GGE's restructuring in May 1994, RIH's interest expense w a s limited to minor amounts incurred on capitalized lease obligations. Since the restructuring, RIH bears the interest on the Mortgage Notes and the Junior Mortgage Notes, through affiliated notes payable to RIHF, the terms of which mirror the terms of such debt of RIHF.


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number            Exhibit

              (27)     Financial data schedule

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIH covering an event during the third quarter of 1995. No amendments to previously filed Forms 8-K were filed during the third quarter of 1995.

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


                                             RESORTS INTERNATIONAL HOTEL, INC.
                                                        (Registrant)




                                             /s/ Matthew B. Kearney
                                             Matthew B. Kearney
                                             Executive Vice President
                                             (Authorized Officer of
                                             Registrant and Chief
                                             Financial Officer)


        Date: November 10, 1995

                           RESORTS INTERNATIONAL HOTEL, INC.

                          Form 10-Q for the quarterly period
                               ended September 30, 1995


                                     EXHIBIT INDEX


             Exhibit                                         Page
             Number                 Exhibit                 Number

              (27)          Financial data schedule           15