Form 10-K405
period 1995-12-31
RESORTS INTERNATIONAL HOTEL INC
filed 1996-03-08
CIK 841281

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                       Form 10-K


        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

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


                                     - continued-













                   Exhibit Index is presented on pages 52 through 58

                               Total Number of Pages 59

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

                                                          Yes  X    No

        As of February 29, 1996, there were 1,000,000 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

        The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K w i th the reduced disclosure format permitted by that General Instruction.

                                        PART I


        ITEM 1.  BUSINESS

             (a)  General Development of Business

             Resorts International Hotel, Inc. ("RIH") owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel") in Atlantic City, New Jersey. RIH was incorporated in New Jersey in 1903. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE"). GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to RIH s ultimate parent corporation both before and after its name change. GGRI has no assets or operations other than those represented by its investment in RIH.

             The Resorts Casino Hotel is located on the Atlantic City Boardwalk and has approximately 660 guest rooms, a 70,000 square foot casino, an 8,000 square foot simulcast parimutuel betting and poker area and related facilities.

             Casino  operations  in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). RIH's current license was renewed in January 1996 through January 31, 2000 subject to a financial stability review after two years. See "Regulation and Gaming Taxes and Fees" under "(c) Narrative Description of Business" below.

        1994 Restructuring

             In April 1994 the joint plan of reorganization (the "Plan") proposed by GGE, GGRI, RIH and certain other of GGE s subsidiaries was confirmed by the Bankruptcy Court for the District of Delaware and on May 3, 1994 (the Effective Date ) the Plan became effective.

             Pursuant to the Plan, certain of GGE s previously outstanding public debt was exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of GGE, and are guaranteed by RIH. The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Promissory Note, the RIH Junior Promissory Note and RIH's guarantees of the Mortgage Notes and the Junior Mortgage Notes are secured by liens on the Resorts Casino Hotel.

             For further description of the securities issued pursuant to the Plan and the related affiliated notes, guarantees and mortgages issued by RIH see Note 7 of Notes to Consolidated Financial Statements. For a description of a senior note purchase agreement (the "Senior Facility") entered into by RIH pursuant to the Plan and other effects of the Plan on RIH see Notes 9 and 2, respectively, of Notes to Consolidated Financial Statements.

             (b)  Financial Information about Industry Segments

             RIH operates in one business segment. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

             (c)  Narrative Description of Business

        Gaming Facilities

             Through May 1995, the Resorts Casino Hotel in Atlantic City, New Jersey, had a 60,000 square foot casino and a simulcast parimutuel betting and poker area of approximately 8,000 square feet. In late May 1995, the casino was expanded by approximately 10,000 square feet which enabled RIH to increase the number of slot machines by approximately 315 machines. At December 31, 1995, these gaming areas contained 43 blackjack tables, 18 poker tables, 11 roulette tables, 10 dice tables, eight Caribbean stud poker tables, two baccarat tables, two let it ride poker tables, one mini-baccarat table, one pai gow poker table, one big six wheel, one sic bo table, 2,338 slot machines, and five betting windows and four customer-operated terminals for simulcast parimutuel betting. Also included in the simulcast area is a keno lounge which has two keno cashier windows. There are also two keno windows in the bus waiting area and one on the casino floor.

             During 1995, RIH had total gaming revenues of $267,757,000. This compares to total gaming revenues of $250,482,000 for 1994 and $244,116,000 for 1993. In the last several years, approximately a dozen new table games have been introduced in order to provide more variety than the basic five table games of blackjack, roulette, craps, baccarat and big six, which were the only games available for the initial 15 years of the gaming industry in Atlantic City. RIH has offered simulcast betting and poker since June 1993, keno since June 1994 and Caribbean stud poker since November 1994.

             Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

        Resort and Hotel Facilities

             The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino f a c ilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, one cocktail lounge, a VIP slot and table player lounge, an indoor swimming pool and health club, and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

             RIH owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. RIH also leases a lot f r o m an unaffiliated party which provides valet parking for approximately 180 cars. In June 1995 GGE acquired approximately 4.4 acres adjoining the Resorts Casino Hotel (the "Chalfonte Site"). RIH leases this acreage from GGE for additional uncovered self parking for approximately 140 cars and valet parking for approximately 420 cars. Prior to GGE s acquisition of the Chalfonte Site, RIH had leased this property from an unaffiliated party. The Chalfonte Site includes approximately 265 feet of Boardwalk frontage. RIH intends to expand the Resorts Casino Hotel by constructing hotel rooms, casino space and a parking garage on this acreage commencing in late 1996. The expanded facilities will be connected to the existing hotel structure by a covered walkway already in place.

             Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1995, 1994 and 1993 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 94%, 91% and 92%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 51% and $59, respectively, for 1995. This compares with 47% and $64, respectively, for 1994, and 47% and $62, respectively, for 1993.

        Capital Improvements

             RIH has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these seven years capital additions at Resorts Casino Hotel
        exceeded  $122,000,000.    In  1995  RIH  expanded  its  casino  by
        approximately 10,000 square feet and added approximately 315 slot machines. Also in 1995, a new restaurant, California Pizza Kitchen, was constructed and opened, five suites were renovated, and the exterior of the building was painted. In 1994 RIH purchased 221 slot machines, most of which replaced older models, and completed various capital maintenance projects. In prior years, RIH converted certain back-of-the-house space into an 8,000 square foot simulcast facility, opened the VIP slot and table player lounge, "Club Griffin," and converted the parking garage from valet to self-parking. RIH has a continual capital maintenance program whereby it renovates its guest rooms, replaces its slot machines with newer models, renovates its p u blic areas, including restaurants, as well as improves its infrastructure such as elevators and air conditioning.

             As stated above, RIH intends to expand the Resorts Casino Hotel by constructing hotel rooms, additional casino space and a parking garage on the Chalfonte Site which GGE now owns. RIH s expansion plans are preliminary at this time, so the number of rooms and parking spaces and the size of the additional casino space to be constructed, as well as the estimated cost, are not yet determined. Excluding any expenditures on the proposed expansion, capital expenditures in 1996 on the Resorts Casino Hotel will be limited to those of a capital maintenance nature and are estimated to approximate $10,000,000.

        Marketing

             RIH continues to take advantage of the celebrity status of Merv Griffin, who is actively engaged in the marketing of the Resorts Casino Hotel. Mr. Griffin, who is Chairman of the Board of GGE, is featured in television commercials and in print advertisements. Mr. Griffin also appears live at the Resorts Casino Hotel in numerous e n t ertainment events including the nationally televised "Merv Griffin's New Year's Eve Special 1995" which featured Harry Belafonte, Tony Bennett and Trisha Yearwood. Merv Griffin's New Year's Eve Special has been produced live at the Resorts Casino Hotel each year since 1991. Mr. Griffin is to continue to participate in the operations and marketing of the Resorts Casino Hotel through the term of a License and Services Agreement described in Note 10 of Notes to Consolidated Financial Statements.

             RIH's marketing strategy is designed to enhance the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players, although slot players have been, in recent years, the primary focus of RIH's marketing efforts. In 1993 RIH introduced the "cash-back" program, which rewards slot players with cash refunds or complimentaries based on their volume of play, and expanded and upgraded "Hollywood Hills," its high-limit slot area. This area was further expanded in late May 1995. In the fall of 1994, RIH increased its charter flight program to recapture lost market share in table win. The charter program was further expanded in 1995 to attract mid-level slot players. In the fall of 1994, RIH introduced the "Griffin Games," created by Merv Griffin, whereby slot players are chosen at random to participate in daily slot tournaments; daily tournament winners qualify to participate in a $100,000 "winners tournament." In January 1995 the "Griffin Games" were expanded to include patrons playing blackjack and in January 1996 they were further expanded to include roulette players. RIH also has a VIP slot and table player lounge, "Club Griffin," which serves complimentary food and beverages. As in prior years, RIH continues to emphasize entertainment as an integral part of its marketing program. The production show Wahoo Baby, created by Merv Griffin, opened in September 1995 to excellent reviews. The entertainment schedule is supplemented on a monthly basis with headliners who included, among others, Regis & Kathie Lee, Rosie O Donnell and Tony Danza in 1995; for 1996 all of the preceding headliners are scheduled, as well as Wayne Newton, Tom Jones and the Beach Boys. In addition to the above, RIH continues to rely heavily on its bus program to supply a critical mass of low to mid-level slot players.

        New Convention Center and Casino/Hotel Expansion

             In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. Management of RIH understands that the new convention center will have 500,000 square feet of exhibit space and an additional 109,000 square feet of meeting rooms. Construction of the new convention center began in early 1993 and it is scheduled to be completed in early 1997.

             The  convention center is part of a broader plan that includes an additional expansion of the Atlantic City International Airport, the transformation of the main entryway into Atlantic City into a new corridor, and the construction of a new 500 room convention hotel. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation
        Facilities" below. The corridor will link the new convention center and hotel with the Boardwalk. In all, six blocks are to be transformed into an expansive park with extensive landscaping, night-time lighting, a large fountain and pool with a 60-foot lighthouse.

             It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. Thus, in addition to the 500 room convention hotel, to further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, up to a total of $100,000,000 has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. To date, the CRDA has approved the expansion projects submitted by eight casino/hotels which are to receive CRDA financing totaling the $100,000,000 set aside, and could result in the construction of approximately 4,000 hotel rooms. The New Jersey legislature is currently discussing the possibility of increasing the fund by an additional $50,000,000 to provide further incentive for additional hotel rooms. Also, Mirage Resorts, Inc., a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximately 180 acre tract in the Marina area of Atlantic City. Mirage Resorts, Inc., proposes to build a $500,000,000, 2,000 room casino/hotel on that tract. Management of RIH understands that feasibility studies for development of the tract and its associated infrastructure are in the preliminary stages.

             Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, management of RIH, at this point, can make no representations as to whether, or to what extent, its results may be affected by the completion of the new convention center, the proposed airport expansion projects and the proposed increase in number of hotel rooms in the area.

        Transportation Facilities

             The  lack  of  an  adequate  transportation infrastructure in the
        Atlantic City area continues to negatively affect the industry's ability to attract patrons from outside a core geographic area. In 1989, Amtrak express rail service to Atlantic City commenced from
        Philadelphia, New York, Washington and other major cities in the northeast. This service was expected to improve access to Atlantic City and expand the geographic size of the Atlantic City casino industry's marketing base. However, Amtrak discontinued its express rail service to Atlantic City in 1995.

             Also, in 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets, but scheduled service to that airport from major cities by national air carriers remains extremely limited. In order to attract increased air service, expansion of the existing terminal is currently in progress. This construction, which will double the size of the terminal, is expected to be completed in the spring of 1996. This project includes a new second level for the terminal, additional departure gates, an improved baggage handling system and sheltered walkways connecting the terminal and planes.

             Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

             RIH continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino-Resort (the "Taj Mahal"), which connects Pennsylvania and Virginia Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To accommodate its bus patrons, Resorts Casino Hotel has a waiting facility which is located indoors, adjacent to the casino, and offers various amenities.

        Competition

             Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities, and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 880,000 square feet of gaming area, including simulcast betting and poker rooms, and 8,700 hotel rooms. Significant additional expansion is expected in the near future due to the previously discussed projects to be financed by the CRDA as well as the expected re-opening in April 1996 of the Trump Regency Hotel, which contains 500 hotel rooms and approximately 50,000 square feet of casino floor space.

             The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the "Showboat"). These three properties have a total of more than 2,700 hotel rooms and approximately 308,000 square feet of gaming space in close proximity to each other. In 1995, the three casino/hotels combined generated approximately 30% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

             In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, twenty four states have legalized casinos on land, water or Indian reservations. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Thus, the competition for the destination resort patron has intensified. Directly competing with Atlantic City for the day-trip patron is a casino/hotel on an Indian reservation in Connecticut which currently operates more than 3,880 slot machines and whose slot revenue for the year 1995 exceeded $575,000,000, which is twice the slot revenue of the largest casino/hotel in Atlantic City. A second casino/hotel on another Indian reservation located in the same area in Connecticut is expected to open in the fall of 1996. In July 1993 the Oneida Indians opened a casino near Syracuse, New York. Other Indian reservation projects have been announced in the states of New York and Rhode Island which would increase the competition for day-trip patrons.

             This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH's operations as well as the Atlantic City gaming industry.

        Gaming Credit Policy

             Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 19% of table game volume at the Resorts Casino Hotel in 1995, 21% in 1994 and 24% in 1993. The credit play percentage of table game volume for the Atlantic City industry excluding RIH was 22% in 1995, 23% in 1994 and 23 % in 1993. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3,813,000, $4,216,000 and $3,618,000 as of December 31, 1995, 1994 and 1993, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

        Security Controls

             Gaming at the Resorts Casino Hotel is conducted by personnel trained and supervised by RIH. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security in the Resorts Casino Hotel utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of monies from gaming is observed daily by government representatives.

        Seasonal Factors

             RIH's business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized during the middle third of the year.

        Employees

             RIH had a maximum of approximately 3,800 employees during 1995 and RIH believes that its employee relations are satisfactory. Approximately 1,500 of RIH's employees are represented by unions. Of these employees, approximately 1,200 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

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

        Regulation and Gaming Taxes and Fees

             General

             RIH's operations in Atlantic City are subject to regulation under the Casino Control Act, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the Casino Control Commission and the Division of Gaming Enforcement to administer the Casino Control Act. In general, the provisions of the Casino Control Act concern: the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino; the nature and suitability of hotel and casino facilities, operating methods and conditions; and financial and accounting practices. Gaming operations are subject to a number of restrictions relating to the rules of games, type of games, credit play, size of hotel and casino operations, hours of operation, persons who may be e m p loyed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

             There were significant regulatory changes from 1993 through early 1995. The Casino Control Commission approved poker and keno, which were implemented by casinos in the summers of 1993 and 1994, respectively. Also, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate money to finance hotel construction. Previous law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the minimum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation (i) no longer requires hotel employees to be registered, (ii) extends the term for casino and casino key employee license renewals from two years to four years and (iii) allows greater efficiency by either reducing or eliminating the time permitted the Casino Control Commission to approve internal controls, patron complimentary programs and the movement of gaming equipment.

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

             On February 26, 1979, the Casino Control Commission granted a casino license to RIH for the operation of Resorts Casino Hotel. In January 1996, RIH's license was renewed until January 31, 2000. RIH's renewed license is subject to a financial stability review midway through the license period.

             Restrictions on Ownership of Equity and Debt Securities

             The Casino Control Act imposes certain restrictions upon the ownership of securities issued by a corporation which holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee (collectively, "holding company"). Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation which holds a casino license is conditional and shall be ineffective if disapproved by the Casino Control Commission. If the Casino Control Commission finds that an individual owner or holder of any securities of a corporate licensee or its holding company must be qualified and is not qualified under the Casino Control Act, the Casino Control Commission has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the Casino Control Commission may require divestiture of the security held by any disqualified holder who is required to be qualified under the Casino Control Act.

             In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of GGE provides that all securities of GGE are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes and Junior Mortgage Notes are also subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.

             Remedies

             In the event that it is determined that a licensee has violated the Casino Control Act, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his securities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

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

             License Fees, Taxes and Investment Obligations

             The Casino Control Act provides for casino license renewal fees and other fees based upon the cost of maintaining control and regulatory activities, and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create a new Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57,300,000, the prior year s budget for these agencies, the amount of the difference is to be contributed to the AC Fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee s share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee s requirement to contribute to this fund ceases.

             The following table summarizes, for the periods shown, the fees and taxes assessed upon RIH by the Casino Control Commission.

                                                    For the Year
                                          1995         1994          1993

        Gaming tax                    $21,402,000  $19,996,000   $19,545,000
        License, investigation,
         inspection and other fees      3,917,000    4,218,000     3,985,000
        Contribution to AC Fund           224,000

                                      $25,543,000  $24,214,000   $23,530,000



             The  Casino  Control  Act,  as  originally  adopted,  required  a licensee to make investments equal to 2% of the licensee's gross r e venue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. As discussed in Note 14 of Notes to Consolidated Financial Statements certain issues have been raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983.

             Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH s investment obligations for the years 1 9 9 5, 1994 and 1993 amounted to $3,348,000, $3,124,000, and
        $3,054,000, respectively, and, with the exception of a $127,000 credit received in 1995 for making a donation, have been satisfied by deposits made with the CRDA. At December 31, 1995, RIH held $5,567,000 face amount of bonds issued by the CRDA and had $18,197,000 on deposit with the CRDA. The CRDA bonds issued through 1995 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

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

             RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, and related personal property of RIH compose the collateral securing the Mortgage Notes and the Junior Mortgage Notes.

             RIH has leased the approximately 4.4 acre Chalfonte Site from GGE since GGE acquired the property in June 1995. Prior thereto, RIH leased this property from an unaffiliated party. RIH currently uses the Chalfonte Site for parking; however, as noted above, RIH intends to expand the Resorts Casino Hotel by constructing hotel rooms, casino space and a parking garage on this property commencing in late 1996.


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

             On May 3, 1994, as part of the Plan the following distributions were made to RIH's parent companies:

             (i) RIH issued the RIH Promissory Note and the RIH Junior Promissory Note with a combined estimated fair value of $135,300,000 to GGE in repayment of RIH's intercompany balance of $43,236,000 to GGE, with the balance of $92,064,000 a distribution to GGE;

             (ii) RIH distributed to GGRI a $50,000,000 note receivable by RIH along with $3,375,000 accrued interest thereon and

             (iii) RIH  distributed all of its cash and equivalents in excess of $15,000,000 as of the Effective Date, or $12,262,000, to GGRI which, in turn, distributed such cash to GGE for its ultimate distribution to certain of GGE s noteholders pursuant to the Plan.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage r a tios are attained. As of December 31, 1995 dividends of approximately $10,000,000 were permitted under these indentures.

            ITEM 6.  SELECTED FINANCIAL DATA

                 The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

            (In Thousands of Dollars)
                                                                      For the Year Ended December 31,
            Operating Information (Note A)               1995         1994          1993          1992         1991
            Operating revenues                        $293,226      $276,733     $ 271,479     $ 262,740    $ 247,474

            Earnings from operations                  $ 26,346      $ 20,791     $  12,068     $  21,049    $  14,819
            Recapitalization costs (Note B)                             (975)       (2,727)         (874)
            Other income (deductions), net (Note C)    (15,806)       (7,992)        7,422         7,181        6,942
            Earnings before income taxes and
             extraordinary item                         10,540        11,824        16,763        27,356       21,761
            Income tax expense (Note D)                                               (400)      (10,942)      (8,704)
            Earnings before extraordinary item          10,540        11,824        16,363        16,414       13,057
            Extraordinary item (Note E)                                4,008
            Net earnings                              $ 10,540      $ 15,832     $  16,363     $  16,414    $  13,057


                                                                              At December 31,
            Balance Sheet Information (Note A)           1995         1994          1993          1992         1991
            Total assets                              $224,397      $212,734     $ 264,164     $ 250,636    $ 235,235

            Current maturities of notes payable to
             affiliate and other long-term debt
             (Note F)                                 $    589                   $ 325,000     $     643    $     958

            Notes payable to affiliate and other
             long-term debt, excluding current
             maturities (Note F)                      $127,680      $125,309                   $ 325,904    $ 326,539

            Shareholder's equity (deficit)            $ 45,676      $ 35,136     $(147,995)    $(164,358)   $(180,772)

            /TABLE

        Notes to Selected Financial Data

        Note A: See Note 2 of Notes to Consolidated Financial Statements for a description of the transactions that occurred in connection with the Plan, which was effective May 3, 1994.

        Note B: Recapitalization costs in 1992 through 1994 represent RIH's allocated portion of GGE's consolidated recapitalization costs.

        Note C: Includes interest income, interest expense and amortization of debt discounts.

        Note D: See Notes 1 and 12 of Notes to Consolidated Financial Statements for discussion of income taxes for 1995, 1994 and 1993.

                In 1992 and 1991 RIH had an agreement with GGE to provide for federal and state income taxes at a combined rate of 40%.

        Note E: In November 1994, RIH purchased $12,899,000 principal amount of Junior Mortgage Notes through the purchase of 12,899 Units (each $1,000 principal amount of Junior Mortgage Notes is traded as a "Unit" along with one share of GGE's Class B redeemable common stock) at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

        Note F: These items are presented net of unamortized discounts.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

        Liquidity

             At December 31, 1995 RIH had working capital of $22,144,000 including $38,027,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             As described in Note 2 of Notes to Consolidated Financial Statements, in 1994 GGE restructured certain of its previously outstanding public debt pursuant to a prepackaged bankruptcy plan. The Plan was confirmed by the Bankruptcy Court on April 22, 1994 and became effective on May 3, 1994. Pursuant to the Plan, through its affiliated notes payable to RIHF, RIH is the principal source of funds for servicing the Mortgage Notes and the Junior Mortgage Notes, as well as any notes issued under the Senior Facility or similar working capital facility, to the extent issued. Annual interest expense on the Mortgage Notes and the Junior Mortgage Notes, after the reduction for interest on the $12,899,000 principal amount of Junior Mortgage Notes purchased by RIH in November 1994, will total approximately $16,500,000. Based on projected operating results, management believes that RIH's liquidity will continue to be satisfactory; however, management can give no assurances as to RIH's future liquidity due to the possibility of unanticipated events and circumstances inherent in any projections.

        Capital Expenditures and Other Uses of Funds

             In recent years, capital expenditures have consistently been a significant use of financial resources by RIH. Capital additions in 1 9 93 amounted to $21,618,000, as RIH converted certain back-of-the-house space into an 8,000 square foot simulcast facility which also houses poker tables, various other table games, a keno lounge and a full service bar. Also 280 slot machines were purchased, most of which replaced older models, and the VIP slot and table player lounge, "Club Griffin," opened. Capital expenditures in 1994 at Resorts Casino Hotel totaled $7,744,000 and included the purchase of 221 slot machines, most of which replaced older models, the purchase of equipment and minor renovations to accommodate keno and Caribbean stud poker and various other capital maintenance projects. Capital expenditures in 1995 at Resorts Casino Hotel totaled $13,272,000. These included approximately $4,000,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area as RIH modified a portion of its bus waiting area to house approximately 155 slot machines and converted Mr. G s lounge to accommodate approximately 160 more slot machines. The cost noted above includes the cost of slot machines and related equipment. RIH also converted the space formerly occupied by the Celebrity Deli into a California Pizza Kitchen and the new Oceanside cocktail lounge at a cost of approximately $2,900,000. The balance of capital expenditures for 1995 included approximately $900,000 for suite renovations, as well as various other capital maintenance projects.

             As discussed in Resort and Hotel Facilities under ITEM 1. BUSINESS - (c) Narrative Description of Business, RIH intends to expand its operations by constructing hotel rooms, additional casino space and a parking garage on GGE s newly acquired Chalfonte Site, though its plans are preliminary at this time. RIH is proceeding with the development of cost estimates for such expansion and has not yet determined the extent to which additional financing, if any, will be required.

             Pursuant to the Plan, RIH distributed all of its cash and cash equivalents in excess of $15,000,000 as of the Effective Date, which amounted to $12,262,000, to GGRI. GGRI, in turn, distributed such cash to GGE for its ultimate distribution to certain of GGE s noteholders pursuant to the Plan.

             In November 1994 RIH purchased $12,899,000 principal amount of Junior Mortgage Notes through the purchase of 12,899 Units at a price of $6,740,000.

             Another significant use of funds in the last several years has been deposits with the CRDA as required by the Casino Control Act.

        Capital Resources and Other Sources of Funds

             Since 1993, operations have been the most significant source of funds to RIH.

             In 1995, in connection with the casino expansion at Resorts Casino Hotel, RIH financed the purchase of slot machines and related equipment with a $1,815,000 bank loan.

             The  $19,738,000  Senior  Facility (which is further described in
        Note 9 of Notes to Consolidated Financial Statements) is available for the period ending May 2, 1996 should RIH or GGE have additional cash needs. Management believes that the Senior Facility will also serve as a source of funds for expansion, development and/or an investment opportunity as well as a safeguard if an emergency arises from current operations. However, market interest rates and other economic conditions, among other factors, will determine if it is appropriate to draw on the Senior Facility or obtain a substitute facility.

        RESULTS OF OPERATION

             RIH operates in one business segment. Following is a discussion of the results of operations for 1995 compared to 1994 and 1994 compared to 1993. The discussion should be read in conjunction with the consolidated financial statements included herein.

        Revenues

             Casino revenues from RIH's casino/hotel increased by $17,275,000 in 1995 and by $6,366,000 in 1994. RIH s slot and table game win increased by $18,585,000 in 1995 and by $3,516,000 in 1994. RIH s
        slot and table game win increases, which amounted to 8.1% in 1995 and 1.4% in 1994, compare to increases for the Atlantic City gaming industry of 9.7% and 2.8% for those periods, respectively. This market growth favorably reflects the expansion of existing Atlantic City casinos and hotels; however, such expansion by RIH s competitors adversely affects RIH's operations in that it significantly increases its cost of obtaining additional revenue. In that regard, several competing properties have announced expansion projects. See New Convention Center and Casino/Hotel Expansion under ITEM 1. BUSINESS
        - (c) Narrative Description of Business  for related discussion.

             In 1995 RIH s slot win increased by $16,310,000, due to increased amounts wagered, and its table game win increased by $2,275,000, primarily due to an increase in hold percentage (ratio of casino win to total amount of chips purchased). The increased amounts wagered by slot patrons reflect RIH s 10,000 square-foot casino expansion during 1995, which enabled RIH to increase its number of slot machines by more than 15%, as well as increased emphasis on bus and junket air programs. Further affecting the comparison of RIH s casino revenues during the years presented was poor weather conditions during the first quarter of 1994, which adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus. RIH s revenue from poker, simulcasting and keno combined decreased by $1,310,000 in 1995.

             In the fall of 1994 RIH increased its program of charter flights in an effort to recapture some of its lost market share of table game win. During 1995 RIH also targeted table players through certain other  efforts,  including match play promotions, the expansion of the
          Griffin  Games    to include table players and renovation of some of
        Resorts Casino Hotel s suites.  More suite renovations are planned for
        1996. However, in light of the increased promotions offered by competing properties, RIH s expanded efforts in this area enabled RIH to maintain, but not increase, its market share of table game win in 1995.

             In 1994 RIH's slot win increased by $10,084,000 due to increased amounts wagered, and table game win was down $6,568,000 primarily due to decreased amounts wagered. RIH s percentage increase in slot win in 1994 exceeded that of the Atlantic City industry. However, in 1994 the industry experienced a slight increase in table game win while
        RIH s table game win decreased by 8.4%. These results reflect the fact that slot players had been the prime focus of RIH's marketing efforts until the fall of 1994 as discussed above. RIH's revenue from poker, simulcasting and keno combined increased by $2,850,000 in 1994, the first full year these games were offered.

             The decrease in RIH s food and beverage revenues in 1995 was due primarily to the closing of the Celebrity Deli in early April and, to a lesser extent, Mr. G s lounge in mid March for the renovations discussed under FINANCIAL CONDITION - Capital Expenditures and Other Uses of Funds above. Also, there was a decline in the number of patrons served at the "all-you-can-eat Beverly Hills Buffet. This decline was attributable to price increases effected during the second quarter of 1994 as management determined that this promotion was no longer cost effective at the prior price levels.

             RIH's food and beverage revenues were down in 1994 primarily due to reduced patronage at the Beverly Hills Buffet due to price increases noted above. Also in 1994, there was a general decline in the number of patrons served at all of RIH's food and beverage facilities.

             As discussed above, because the principal means of transportation to Atlantic City is by automobile or bus, the industry s results may be affected by periods of inclement weather. In January and February of 1996 the northeastern United States experienced the Blizzard of 1996" and other storms. These storms, as well as the threat of other severe weather, adversely affected RIH s gaming revenues and may have adversely affected its operating results in early 1996.

        Earnings from Operations

             C a sino, hotel and related operating results increased by $5,555,000 for 1995 as the increased revenues described above were partially offset by a net increase in operating costs. The most significant variances in operating expenses were increases in casino promotional costs ($7,300,000), casino win tax ($1,500,000), payroll and related costs ($1,000,000) and the accrual for performance and incentive bonuses ($1,000,000). Casino promotional costs increased due to the expanded junket air program as well as increases in the amount of cash giveaway to bus patrons. Casino win tax increased relative to the increase in casino revenues. Payroll and related costs increased due to increased salary and wage rates, as the average number of employees was down slightly for the year.

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

        Other Income (Deductions)

             Through the Effective Date, RIH's interest income had been largely attributable to a $50,000,000 note receivable from a former Bahamian affiliate. This note was canceled as part of the Plan.

             RIH's interest expense before the Effective Date was limited to minor amounts incurred on capitalized lease obligations. Since the Effective Date, RIH has borne, indirectly, the interest on the Mortgage Notes and the Junior Mortgage Notes through notes payable to RIHF, the terms of which mirror the terms of such notes. RIH will also bear, indirectly, interest on any notes issued under the Senior Facility or a similar working capital facility. See Notes 7 and 9 of Notes to Consolidated Financial Statements for the terms of the Mortgage Notes, the Junior Mortgage Notes and the Senior Facility.

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             RIH's consolidated financial statements and supplementary data are presented on the following pages:

                                                                 Page
        Financial Statements                                   Reference

             Report of Independent Auditors                       23

             Consolidated Balance Sheets at December 31,
              1995 and 1994                                       24

             Consolidated Statements of Operations for the
              years ended December 31, 1995, 1994 and 1993        26

             Consolidated Statements of Cash Flows for the
              years ended December 31, 1995, 1994 and 1993        27

             Consolidated Statements of Changes in
              Shareholder's Equity for the years ended
              December 31, 1995, 1994 and 1993                    28

             Notes to Consolidated Financial Statements           29

             Financial Statement Schedule:

               Schedule II:   Valuation Accounts for the
                              years ended December 31,
                              1995, 1994 and 1993                 44

        Supplementary Data

             Selected Quarterly Financial Data (Unaudited)        45

                            REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Shareholder
        Resorts International Hotel, Inc.


             We have audited the accompanying consolidated balance sheets of Resorts International Hotel, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Resorts International Hotel, Inc. i s an indirect wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/  Ernst & Young LLP

        Philadelphia, Pennsylvania
        February 19, 1996

                           RESORTS INTERNATIONAL HOTEL, INC.
                              CONSOLIDATED BALANCE SHEETS
                               (In Thousands of Dollars)


                                                        December 31,
        Assets                                      1995           1994

        Current assets:
          Cash (including cash equivalents
           of $22,334 and $12,695)                $ 38,027       $ 26,876
          Restricted cash equivalents                  750
          Receivables, net                           6,933          6,232
          Inventories                                2,447          1,793
          Prepaid expenses                           6,078          8,566
            Total current assets                    54,235         43,467

        Property and equipment:
          Land and land rights                      53,060         53,060
          Land improvements                            158            158
          Hotels and other buildings               115,960        108,051
          Furniture, machinery and equipment        50,036         45,097
          Construction in progress                     200             41
                                                   219,414        206,407
          Less accumulated depreciation            (62,074)       (48,906)
            Net property and equipment             157,340        157,501

        Deferred charges and other assets           12,822         11,766

                                                  $224,397       $212,734



        See Notes to Consolidated Financial Statements.

                           RESORTS INTERNATIONAL HOTEL, INC.
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousand of Dollars, except par value)


        Liabilities and Shareholder's                   December 31,
         Equity                                     1995           1994

        Current liabilities:
          Current maturities of long-term debt    $    589
          Accounts payable and accrued
           liabilities                              26,044       $ 24,365
          Interest payable to affiliate              4,244          4,113
          Due to GGE                                 1,214          4,411
            Total current liabilities               32,091         32,889

        Notes payable to affiliate, net
         of unamortized discounts                  126,761        125,309

        Other long-term debt                           919

        Deferred income taxes                       18,950         19,400

        Commitments and contingencies
         (Note 14)

        Shareholder's equity:
          Common stock - $1 par value
           - 1,000,000 shares outstanding            1,000          1,000
          Capital in excess of par                  21,366         21,366
          Retained earnings                         23,310         12,770
            Total shareholder's equity              45,676         35,136

                                                  $224,397       $212,734



        See Notes to Consolidated Financial Statements.

                           RESORTS INTERNATIONAL HOTEL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)


                                            For the Year Ended December 31,
                                              1995       1994       1993

        Revenues:
          Casino                            $267,757   $250,482   $244,116
          Rooms                                6,978      7,134      6,974
          Food and beverage                   12,704     14,609     15,926
          Other casino/hotel revenues          5,787      4,508      4,463
                                             293,226    276,733    271,479

        Expenses:
          Casino                             156,091    143,748    141,608
          Rooms                                3,698      3,243      3,402
          Food and beverage                   14,235     15,823     17,710
          Other casino/hotel operating
           expenses                           34,155     34,759     34,764
          Selling, general and
           administrative                     35,635     36,101     39,352
          GGE parent services fee              9,651      9,082      8,911
          Depreciation                        13,415     13,186     13,664
                                             266,880    255,942    259,411

        Earnings from operations              26,346     20,791     12,068

        Other income (deductions):
          Interest income                      2,386      3,623      7,615
          Interest expense                   (16,740)   (10,858)      (193)
          Amortization of debt discounts      (1,452)      (757)
          Recapitalization costs                           (975)    (2,727)

        Earnings before income taxes
         and extraordinary item               10,540     11,824     16,763
        Income tax expense                                            (400)

        Earnings before extraordinary
         item                                 10,540     11,824     16,363
        Extraordinary item                                4,008

        Net earnings                        $ 10,540   $ 15,832   $ 16,363



        See Notes to Consolidated Financial Statements.

                           RESORTS INTERNATIONAL HOTEL, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)


                                             For the Year Ended December 31,
                                               1995       1994       1993

        Cash flows from operating
         activities:
          Cash received from customers      $ 291,573  $ 274,467  $ 272,150
          Cash paid to suppliers and
           employees                         (247,048)  (242,154)  (250,281)
            Cash flow from operations
             before interest and income
             taxes                             44,525     32,313     21,869
          Interest received                     2,308      1,296     10,973
          Interest paid                       (16,609)    (6,745)      (193)
          Income taxes paid to GGE               (450)
            Net cash provided by
             operating activities              29,774     26,864     32,649

        Cash flows from investing
         activities:
          Payments for property and
           equipment                          (13,019)    (7,744)   (21,013)
          Purchase of 12,899 Units                        (6,740)
          CRDA deposits and bond purchases     (3,152)    (3,044)    (3,025)
          Proceeds from sale of property
           and equipment                                     116
            Net cash used in investing
             activities                       (16,171)   (17,412)   (24,038)

        Cash flows from financing
         activities:
          Proceeds from borrowing               1,815
          Distribution to GGRI                           (12,262)
          Advances from (repayments to) GGE    (3,197)     4,788       (515)
          Recapitalization costs paid
           to GGE                                           (975)    (2,727)
          Repayments of non-affiliated debt      (320)       (74)    (2,065)
            Net cash used in financing
             activities                        (1,702)    (8,523)    (5,307)
        Net increase in cash and cash
         equivalents                           11,901        929      3,304
        Cash and cash equivalents at
         beginning of period                   26,876     25,947     22,643
        Cash and cash equivalents at
         end of period                      $  38,777  $  26,876  $  25,947



        See Notes to Consolidated Financial Statements.

                           RESORTS INTERNATIONAL HOTEL, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                               (In Thousands of Dollars)


                                                   Capital in
                                                  excess of par
                                                   (excess of
                                                   liabilities
                                        RIH      over assets at
                                       common    August 31, 1990    Retained
                                       stock     reorganization)    earnings

        Balance at December 31, 1992   $   -0-     $(198,829)       $ 34,471

        Net earnings for year 1993                                    16,363

        Balance at December 31, 1993       -0-      (198,829)         50,834

        Distribution of RIH
         Promissory Note and RIH
         Junior Promissory Note
         to GGE                                      (38,168)        (53,896)

        Shares issued to GGRI in
         exchange for the RIH-GGRI
         Note                           1,000        324,000

        Distribution of RIB Note
         and accrued interest
         thereon to GGRI                             (53,375)

        Distribution to GGRI                         (12,262)

        Net earnings for year 1994                                    15,832

        Balance at December 31, 1994    1,000         21,366          12,770

        Net earnings for year 1995                                    10,540

        Balance at December 31, 1995   $1,000      $  21,366        $ 23,310



        See Notes to Consolidated Financial Statements.

                          RESORTS INTERNATIONAL, HOTEL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Resorts International Hotel, Inc. ("RIH") owns and operates Merv Griffin's Resorts Casino Hotel (the "Resorts Casino Hotel"), a casino/hotel complex located in Atlantic City, New Jersey. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Griffin Gaming & Entertainment, Inc. ("GGE"). GGE was known as Resorts International, Inc. until its name change, which was effective June 30, 1995. "GGE" is used herein to refer to RIH s ultimate parent corporation both before and after its name change.

        Principles of Consolidation

             The consolidated financial statements include the accounts of RIH
        and  its  subsidiaries.    All  significant  intercompany balances and
        transactions have been eliminated in consolidation.

        Accounting Estimates

             The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Revenue Recognition

             RIH records as revenue the win from gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

        Complimentary Services

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $28,494,000, $26,074,000 and $25,560,000 for the years 1995, 1994 and
        1993, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not
        n e c essarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

        (In Thousands of Dollars)             1995       1994       1993

        Rooms                               $ 4,813    $ 4,016    $ 3,728
        Food and beverage                    16,846     14,547     16,250
        Other casino/hotel operations         6,403      7,404      7,216

        Total allocated to casino           $28,062    $25,967    $27,194



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


             Land improvements                         10 - 25 years

             Hotels and other buildings                22 - 28 years

             Furniture, machinery and equipment         4 - 5 years


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

        Income Taxes

             RIH and GGE's other domestic subsidiaries file consolidated federal income tax returns with GGE.

             RIH accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under this method, the deferred tax liability is determined based on the difference between the financial reporting and tax bases of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. Deferred tax liabilities are recognized for differences that will result in taxable amounts in future years. Deferred tax assets are recognized for differences that
        will   result  in  deductible  amounts  in  future  years  and  for carryforwards. A valuation allowance is recognized based on estimates of the likelihood that some portion or all of the deferred tax asset will not be realized. Although RIH is a member of a consolidated group for federal income tax purposes, RIH applies SFAS 109 on a separate return basis for financial reporting purposes.

             Certain indentures described in Note 7 provide for a tax sharing agreement between RIH and GGE which limits RIH s tax payments to GGE to reimbursements of cash payments made by GGE for income or alternative minimum taxes arising from the earnings or operations of RIH.

        Impact of Newly Issued Accounting Standards

             In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in
        o p erations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. RIH will adopt SFAS 121 in 1996 and, based on current circumstances, believes the effect, if any, of adoption will be insignificant.

        NOTE 2 - 1994 RESTRUCTURING

             In April 1994 the joint plan of reorganization (the "Plan") proposed by GGE, GGRI, RIH and certain other of GGE s subsidiaries was confirmed by the Bankruptcy Court for the District of Delaware and on May 3, 1994 (the "Effective Date") the Plan became effective.

             Pursuant to the Plan, certain of GGE s previously outstanding public debt was exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of GGE, and are guaranteed by RIH. The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The Junior Mortgage Notes are secured by a $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Promissory Note, the RIH Junior Promissory Note, RIH's guarantees of the Mortgage Notes and the Junior Mortgage Notes and related collateral are described further in Note 7.

             Also pursuant to the Plan, RIHF, RIH and GGE entered into the senior note purchase agreement (the "Senior Facility") described in
        Note 9.

             The Plan also prescribed the following transactions between RIH and its affiliates:

          -  RIH  issued the RIH Promissory Note and the RIH Junior Promissory
             Note in repayment of RIH's balance due to GGE on the Effective Date with the remainder a distribution to GGE. RIH's retained earnings of $53,896,000 at April 30, 1994 was included in that distribution.

          - RIH exchanged a $325,000,000 non-interest bearing note payable to GGRI (the "RIH-GGRI Note") for 999,900 shares of common stock of RIH. In order to accomplish this, RIH authorized an additional 4,997,500 shares of its common stock.

          - GGE contributed to GGRI the 100 shares of common stock of RIH which GGE owned. This resulted in RIH's becoming a wholly owned subsidiary of GGRI and an indirect subsidiary of GGE. RIH now has a total of 5,000,000 shares of common stock authorized, of which 1,000,000 shares are issued and outstanding.

          - RIH distributed to GGRI, as a return of surplus, a $50,000,000 note receivable from a former Bahamian affiliate (the "RIB Note") and accrued interest thereon. The RIB Note bore interest at 13 1/2% per annum, with interest payments due each May 1 and November 1.

          - RIH distributed all of its cash and cash equivalents in excess of $15,000,000 as of the Effective Date to GGRI. GGRI distributed such cash to GGE so that GGE, in turn, could distribute cash to holders of its previously outstanding debt.

        NOTE 3 - CASH EQUIVALENTS

             RIH's cash equivalents at December 31, 1995 included U.S. Treasury Bills and reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which RIH had not taken delivery of the underlying securities.

             Restricted cash equivalents at December 31, 1995 represent a certificate of deposit which is pledged as collateral for a letter of credit.

        NOTE 4 - RECEIVABLES

             Components of receivables at December 31 were as follows:

        (In Thousands of Dollars)                   1995           1994

        Gaming                                    $ 7,332        $ 8,035
          Less allowance for doubtful accounts     (3,519)        (3,819)
                                                    3,813          4,216
        Non-gaming:
          Hotel and related                         1,163            799
          Other                                     2,008          1,299
                                                    3,171          2,098
          Less allowance for doubtful accounts        (51)           (82)
                                                    3,120          2,016

                                                  $ 6,933        $ 6,232



        NOTE 5 - CRDA OBLIGATORY INVESTMENTS

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

             From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.

             At December 31, 1995, RIH had $5,567,000 face value of bonds issued by the CRDA and had $18,197,000 on deposit with the CRDA. The CRDA bonds have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, are included in other assets in RIH's Consolidated Balance Sheet.

             RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1995, 1994 and 1993 for discounts on obligations arising in those years were $1,567,000, $1,461,000 and $1,541,000, respectively.

        NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Components   of  accounts  payable  and  accrued  liabilities  at
        December 31 were as follows:

        (In Thousands of Dollars)                   1995           1994

        Accrued payroll and related taxes
         and benefits                             $ 9,763        $ 9,417
        Accrued gaming taxes, fees and
         related assessments                        7,211          7,064
        Customer deposits and unearned
         revenues                                   2,081          2,152
        Trade payables                              2,148          1,410
        Other accrued liabilities                   4,841          4,322

                                                  $26,044        $24,365



        NOTE 7 - NOTES PAYABLE TO AFFILIATES

             As described in Note 2, RIHF issued the Mortgage Notes and the Junior Mortgage Notes and RIH issued the RIH Promissory Note and the RIH Junior Promissory Note (the "RIH Notes") in connection with the Plan. RIH issued the RIH Notes to GGE. GGE then transferred the RIH Notes to RIHF in exchange for the Mortgage Notes and the Junior Mortgage Notes, which were distributed pursuant to the Plan, and RIH amended and restated the RIH Notes making them payable to RIHF.

             The Mortgage Notes are secured by the $125,000,000 RIH Promissory Note, the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH s guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH s fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property, and related personal property. The liens securing the Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes (described in Note 9) or notes issued under a similar working capital facility, if such notes are issued.

             The Junior Mortgage Notes are secured by the $35,000,000 RIH Junior Promissory Note, the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH s guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes will be subordinated to the lien securing the Senior Facility Notes or notes issued under a similar working capital facility, if such notes are issued, and are subordinated to the liens securing the Mortgage Notes.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. As of December 31, 1995 dividends of approximately $10,000,000 were permitted under these Indentures.

             The  Indentures  also contain certain other restrictive covenants on the part of RIH and its subsidiaries, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to GGE not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to GGE from the proceeds of the Senior Facility (or a similar working capital facility), provided, however, that RIH can make certain loans or engage in certain credit transactions in the operation of Resorts Casino Hotel, if such loans or credit transactions are in the ordinary course of business of operating a casino/hotel and (iii) restrictions from entering into certain transactions with affiliates on terms less favorable to RIH or its subsidiaries than an arm s length transaction.
        In   this  regard,  the  Indentures  specifically  permit  affiliated transactions in connection with the Senior Facility, the Griffin Services Agreement described in Note 10, the parent services agreement with GGE which provides for the payment of the three percent services fee described in Note 10, and a tax sharing agreement with GGE which limits RIH s tax payments to GGE to reimbursements of cash payments made by GGE for income or alternative minimum taxes arising from the earnings or operations of RIH.

             In November 1994 RIH purchased $12,899,000 principal amount of Junior Mortgage Notes through the purchase of 12,899 Units (each $1,000 principal amount of Junior Mortgage Notes is traded as a "Unit" along with one share of GGE's Class B redeemable common stock) at a price of $6,740,000. The resulting gain of $4,008,000 was reported as an extraordinary item.

             The carrying value and fair value by component of notes payable to affiliate at December 31, 1995 and 1994 were as follows:

                                          1995                   1994
                                   Carrying      Fair     Carrying     Fair
        (In Thousands of Dollars)    Value      Value       Value     Value

        RIH Promissory Note        $125,000   $115,313    $125,000   $83,750
          Less unamortized
           discount                 (16,872)               (18,123)
                                    108,128                106,877

        RIH Junior Promissory
         Note                        35,000                 35,000
          Less principal amount
           of Junior Mortgage
           Notes held by RIH        (12,899)               (12,899)
                                     22,101     20,333      22,101    13,040
          Less unamortized
           discount                  (3,468)                (3,669)
                                     18,633                 18,432

                                   $126,761   $135,646    $125,309   $96,790



             The fair values presented above are based on December 31 closing market prices for RIHF's publicly traded debt because RIHF's debt is
        (i) dependent on the RIH Notes for debt service and (ii) collateralized and guaranteed by RIH.

             No principal payments are due on the RIH Notes during the next five years.

             The accrual of interest and amortization of discounts on the RIH Notes commenced on May 3, 1994. Interest on the RIH Promissory Note is payable semi-annually on March 15 and September 15 in each year. Interest on the RIH Junior Promissory Note is payable semi-annually on June 15 and December 15 in each year. In certain circumstances, interest payable on the Junior Mortgage Notes may be satisfied by the issuance of additional Junior Mortgage Notes, in which case the balance of the RIH Junior Promissory Note would increase accordingly.

             The effective interest rates on the RIH Promissory Note and the RIH Junior Promissory Note are 14.1% and 14.8%, respectively.

        NOTE 8 - OTHER LONG-TERM DEBT

             In May 1995, RIH obtained a bank loan in the amount of $1,815,000 in order to finance the purchase of new slot machines and related equipment. The loan bears interest at 9.2% per year. Principal payments on the loan are due as follows: 1996 - $589,000, 1997 - $636,000 and 1998 - $283,000.

        NOTE 9 - SENIOR FACILITY

             Pursuant to the Plan, RIHF, GGE and RIH entered into the Senior Facility with certain funds and accounts advised or managed by
        Fidelity  Management  &  Research  Company.    The Senior Facility, as
        amended, is available for a single borrowing of up to $19,738,000 during the period ending May 2, 1996, through the issuance of notes (the "Senior Facility Notes"). If issued, the Senior Facility Notes will bear interest at 11.75% and will be due in 2002. The Senior Facility Notes will be senior obligations of RIHF secured by a promissory note from RIH in an aggregate principal amount of up to $19,738,000 payable in amounts and at times necessary to pay the principal of and interest on the Senior Facility Notes. The Senior Facility Notes will be guaranteed by RIH and secured by a lien on the Resorts Casino Hotel property as described in Note 7. Market interest rates and other economic conditions, among other factors, will determine if it is appropriate to draw on the Senior Facility.

        NOTE 10 - RELATED PARTY TRANSACTIONS

             RIH recorded the following income and expenses from GGE and its other subsidiaries:

        (In Thousands of Dollars)            1995       1994       1993

        Interest income from a former
         Bahamian affiliate                            $ 2,250    $6,750

        Expenses:
          Interest and amortization of
           discounts on notes payable
           to RIHF                          $18,071    $11,604
          Parent services fee to GGE          9,651      9,082    $8,911
          Property rentals to GGE               810        325       325
          Billboard rental to affiliate          50

                                            $28,582    $21,011    $9,236



             GGE charges RIH the parent services fee of three percent of gross revenues for administrative and other services.

             In addition to the above, charges for insurance costs are allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures. Also, recapitalization costs reflected on the Consolidated Statements of Operations represent RIH's allocated portion of GGE's consolidated recapitalization costs. See also Note 12 for a discussion of alternative minimum taxes allocated to RIH by GGE.

        License and Services Agreement

             In April 1993, GGE, RIH and The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of GGE, entered into a license and services agreement (the "Griffin Services Agreement") effective as of September 17, 1992. Pursuant to the Griffin Services Agreement, Griffin Group granted GGE and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote facilities and operations of GGE and its subsidiaries. Also pursuant to the Griffin Services Agreement, Mr. Griffin is to provide certain services to GGE and RIH, including serving as Chairman of the Board of GGE and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

             The Griffin Services Agreement is to continue until September 17, 1997 and provides for earlier termination under certain circumstances including, among others, a change of control (as defined) of GGE and RIH and Mr. Griffin ceasing to serve as Chairman of the Board of GGE.

             The Griffin Services Agreement provides for compensation to Griffin Group in the amount of $2,000,000 for the year ended September 16, 1993, and in specified amounts for each of the following years, which increase at approximately 5% per year. In accordance with the Griffin Services Agreement, upon signing, RIH paid Griffin Group
        $4,100,000, representing compensation for the first two years. Thereafter, the Griffin Services Agreement called for annual payments on September 17, each representing a prepayment for the year ending two years hence. In the event of an early termination of the Griffin Services Agreement, and depending on the circumstances of such early termination, all or a portion of the compensation paid to Griffin Group in respect of the period subsequent to the date of termination may be required to be repaid to GGE and RIH.

             In the Griffin Services Agreement GGE and RIH agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

             As part of the 1994 restructuring, the payment due Griffin Group on September 17, 1994 was settled by applying $2,310,000 as a reduction of the balance of a note payable to GGE by Griffin Group. On August 1, 1994, following review and approval by the independent members of GGE's Board of Directors, GGE agreed to issue 388,000 shares of common stock of GGE to an affiliate of Griffin Group in satisfaction of the final payment obligation of RIH and GGE under the Griffin Services Agreement. This payment of $2,425,000 would have been due on September 17, 1995. The closing price of GGE's common stock on the date of the agreement was $5.3125 per share. (The number of shares and closing price stated herein were adjusted to reflect a one-for-five reverse stock split of GGE s common stock which occurred on June 30, 1995.) The shares are not registered under the Securities Act of 1933 and are restricted securities.

        Other

             RIH reimbursed Griffin Group $183,000, $207,000 and $130,000 for charter air services related to RIH business rendered in 1995, 1994 and 1993, respectively.

             In 1995 and 1994 RIH incurred charges from unaffiliated parties of $450,000 and $394,000, respectively, in producing the nationwide television broadcast of "Merv Griffin's New Year's Eve Special" from Resorts Casino Hotel. For the 1993 production of "Merv Griffin's New Year's Eve Special," which was also broadcast nationwide, RIH paid $100,000 and provided certain facilities, labor and accommodations to subsidiaries of January Enterprises, Inc., of which Merv Griffin formerly was Chairman.

             Also from time to time RIH has reimbursed Griffin Group, at cost, for certain costs incurred by Griffin Group on behalf of RIH. RIH has also paid standard room rates for hotel rooms occupied by RIH personnel or patrons of RIH at certain hotels owned or controlled by Griffin Group.

        NOTE 11 - RETIREMENT PLANS

             RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. RIH and other subsidiaries of GGE make contributions to the plan based on a percentage of eligible employee contributions. RIH's pension expense for this plan was $641,000, $637,000 and $681,000 for the years 1995, 1994 and 1993, respectively.

             Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH's pension expense for these plans was $881,000, $842,000 and $844,000 for the years 1995, 1994 and 1993, respectively.

        NOTE 12 - INCOME TAXES

             In 1995 RIH was allocated $450,000 of GGE s consolidated federal alternative minimum tax ("AMT") in accordance with the tax sharing agreement provided for in the Indentures. These charges reduced RIH s deferred tax liability as the resulting AMT credits carry forward indefinitely.

             In 1995, 1994 and 1993 RIH had current federal provisions of $1,100,000, $1,100,000 and $2,600,000, respectively. These were offset by deferred federal tax benefits of the same amounts resulting from the recognition of the carryback of future deductible amounts.

             In August 1993 tax law changes were enacted which resulted in an increase in RIH's federal income tax rate. The increase resulted in a $400,000 increase in RIH's deferred income tax liability and a deferred income tax provision of the same amount.

             No state tax provision was recorded in 1995, 1994 or 1993 due to the utilization of state net operating loss ("NOL") carryforwards.

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of RIH's deferred tax liabilities and assets as of December 31 were as follows:

        (In Thousands of Dollars)                   1995           1994

        Deferred tax liabilities - basis
         differences on property and equipment    $(21,400)      $(21,000)

        Deferred tax assets:
          NOL carryforwards                         65,400         65,800
          Book reserves not yet deductible
           for tax                                  11,100         10,000
          Tax credit carryforwards                     800          2,100
          Other                                      2,100          2,400
            Total deferred tax assets               79,400         80,300

          Valuation allowance for deferred
           tax assets                              (76,950)       (78,700)
            Deferred tax assets, net of
             valuation allowance                     2,450          1,600

        Net deferred tax liabilities              $(18,950)      $(19,400)



             The effective income tax rate on earnings before income taxes and extraordinary items varies from the statutory federal income tax rate as a result of the following factors:

                                             1995       1994       1993

        Statutory federal income tax rate    35.0%      35.0%      35.0%

        Deferred income tax benefit of
         temporary differences              (10.4%)    (15.0%)    (19.5%)

        NOL carryforwards utilized          (28.5%)    (23.1%)    (16.3%)

        Other, including impact of
         increase in tax rate in 1993         3.9%       3.1%       3.2%

        Effective tax rate                    0.0%       0.0%       2.4%


             F o r federal tax purposes RIH had NOL carryforwards of approximately $187,000,000 at December 31, 1995 which expire as follows: $40,000,000 in 2003, $50,000,000 in 2004, $96,000,000 in
        2005 and $1,000,000 in 2009. The NOL carryforward expiring in 2009 represents charitable contributions in excess of amounts currently d e ductible, which GGE elected to convert to NOLs. The NOL carryforwards scheduled to expire in 2003 through 2005 were produced in periods prior to a change in ownership of the consolidated group of which RIH is a part; therefore, these loss carryforwards are limited in their availability to offset future taxable income. For federal tax purposes, this limitation is considered to be owned by a common parent and would not be available to

        RIH unless the parent made an affirmative election to allocate some of
        the  limitation  to  RIH.   Such election would not be made until such
        time as RIH ceases to be a member of the group.

             For financial reporting purposes, the tax provision has been computed as if RIH were entitled to a full allocation of the group's limitation. This has the effect of reducing RIH's current tax provision; any remaining current tax provision of RIH is fully offset by a deferred tax benefit based on the reversal of temporary differences.

             For tax purposes, because RIH files a consolidated tax return with GGE and GGE s other subsidiaries, it is able to utilize the current period losses and NOL carryforwards of the entire group; thus, its usage of its own NOLs is substantially less than the taxable income it generates.

             At December 31, 1995, RIH had approximately $125,000,000 of NOL carryforwards in New Jersey which expire as follows: $13,000,000 in 1996, $111,000,000 in 1997 and $1,000,000 in 2001.

             Also at December 31, 1995, RIH had federal income tax credit carryforwards of approximately $400,000, which expire $100,000 per y e ar between 2006 and 2009, and federal AMT tax credits of approximately $400,000 which carry forward indefinitely.

        NOTE 13 - STATEMENTS OF CASH FLOWS

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

        (In Thousands of Dollars)             1995       1994       1993

        Reconciliation of net earnings
         to net cash provided by
         operating activities:
          Net earnings                      $10,540    $15,832    $16,363
          Adjustments to reconcile net
           earnings to net cash provided
           by operating activities:
            Extraordinary gain on purchase
             of 12,899 Units                            (4,008)
            Depreciation                     13,415     13,186     13,664
            Provision for discount on
             CRDA obligations, net of
             amortization                     1,561      1,456      1,538
            Amortization of debt discounts    1,452        757
            Provision for doubtful
             receivables                        925        297        901
            Deferred tax provision
             (benefit)                         (450)                  400
            Recapitalization costs                         975      2,727
            Net loss on dispositions of
             property and equipment              18          8        323
            Net increase in receivables      (1,879)    (1,415)      (609)
            Net (increase) decrease in
             interest receivable from
             affiliate                                  (2,250)     3,375
            Net (increase) decrease in
             inventories and prepaid
             expenses                         1,834     (2,963)    (3,992)
            Net (increase) decrease in
             deferred charges and other
             assets                             530      1,164       (754)
            Net increase in interest
             payable to affiliate               131      4,113
            Net increase (decrease) in
             accounts payable and
             accrued liabilities              1,697       (288)    (1,287)

          Net cash provided by operating
           activities                       $29,774    $26,864    $32,649

        (In Thousands of Dollars)             1995       1994       1993

        Non-cash investing and financing
         transactions:

          Distribution of RIH Promissory
           Note and RIH Junior Promissory
           Note as:
            Repayment of advances
             from GGE                                  $ 43,236
            Distribution to GGE                          92,064

          Exchange RIH-GGRI Note for
           shares of RIH common stock                   325,000

          Distribution of RIB Note and
           accrued interest thereon to
           GGRI                                          53,375

          Increase in liabilities for
           additions to property and
           equipment and other assets                        80     $632



        NOTE 14 - COMMITMENTS AND CONTINGENCIES

        CRDA

             Certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of RIH s investment obligations for the years 1979 through 1983 (see Note 5). These matters were dormant for some time until late 1995, when RIH was contacted by the CRDA. In a recent meeting with CRDA representatives RIH was informed that it would be hearing from the Treasury in the near future regarding a resolution of these matters. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash to the CRDA. However, management believes a negotiated settlement with an insignificant monetary cost to RIH is probable.

        Litigation

             RIH is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

                                                                                            SCHEDULE II


                               RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                                               VALUATION ACCOUNTS
                                            (In Thousands of Dollars)


                                                 Balance at    Additions                     Balance at
                                                 beginning     charged to                      end of
                                                 of period      expenses    Deductions (A)     period
          For the year ended December 31, 1995:

          Allowance for doubtful receivables:
             Gaming                                $3,819        $902          $(1,202)        $3,519
             Other                                     82          23              (54)            51
                                                   $3,901        $925          $(1,256)        $3,570


          For the year ended December 31, 1994:

          Allowance for doubtful receivables:
             Gaming                                $4,498        $237          $  (916)        $3,819
             Other                                     40          60              (18)            82
                                                   $4,538        $297          $  (934)        $3,901


          For the year ended December 31, 1993:

          Allowance for doubtful receivables:
             Gaming                                $4,200        $901          $  (603)        $4,498
             Other                                     48                           (8)            40
                                                   $4,248        $901          $  (611)        $4,538


          (A)  Write-off of uncollectible accounts, net of recoveries.
          /TABLE

       SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
       (In Thousands of Dollars)


       The table below reflects selected quarterly financial data for the years 1995 and 1994.

                                                1995                                1994
       For the Quarter           First     Second   Third    Fourth   First    Second   Third    Fourth
       Operating revenues       $67,680  $74,560   $83,456  $67,530  $58,873   $72,220  $77,679   $67,961

       Earnings (loss) from
        operations              $ 2,819  $ 7,440   $12,947  $ 3,140  $(1,691)  $ 6,988  $11,445   $ 4,049

       Recapitalization costs                                           (604)     (371)

       Other income
        (deductions), net (A)    (3,998)  (3,927)   (3,948)  (3,933)   1,920    (2,240)  (4,319)   (3,353)

       Earnings (loss) before
        extraordinary item       (1,179)   3,513     8,999     (793)    (375)    4,377    7,126       696

       Extraordinary item                                                                           4,008

       Net earnings (loss)      $(1,179) $ 3,513   $ 8,999  $  (793) $  (375)  $ 4,377  $ 7,126   $ 4,704




       (A)  Includes interest income, interest expense and amortization of debt discounts.
       /TABLE

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                        PART III


             The following Items have been omitted pursuant to General Instruction J of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                        PART IV


        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

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

        (3)(a)(1)   R e s tated   Certificate   of   Incorporation   of   RIH.
                    (Incorporated by reference to Exhibit 3.03 to registrant's Form S-1 Registration Statement in File No. 33-23063.)

        (3)(a)(2)   Certificate   of   Amendment   to   the   Certificate   of
                    Incorporation  of  RIH.    (Incorporated  by  reference to
                    Exhibit 3.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (3)(a)(3) Form of Certificate of Amendment of Certificate of Incorporation of RIH. (Incorporated by reference to
                    Exhibit 3.05(a) to registrant's Form S-1 Registration Statement in File No. 33-53371.)

        (3)(b)      By-Laws  of  RIH.    (Incorporated by reference to Exhibit
                    3.06 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(a) See Exhibits (3)(a) and (3)(b) as to the rights of holders of registrant's common stock.

        (4)(b)(1) F o rm of Indenture among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of
                    Connecticut,           National  Association,  as  trustee,
                    with   respect  to  RIHF  11%  Mortgage  Notes  due  2003.
                    (Incorporated  by  reference  to    Exhibit  4.04  to
                    registrant's Form S-4 Registration Statement in File No. 33-50733.)

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

        (4)(b)(9)   Form  of  Amended and Restated $125,000,000 RIH Promissory
                    Note.   (Incorporated by reference to Exhibit A to Exhibit
                    (4)(b)(1) hereto.)

        (4)(c)(1) Form of Indenture between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit
                    4.05 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(2) Form of Mortgage between RIH and U.S. Trust Company of California, N.A., securing Guaranty of RIHF Junior Mortgage Notes. (Incorporated by reference to Exhibit
                    4.29 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(3) Form of Mortgage between RIH and RIHF, securing RIH Junior Promissory Note. (Incorporated by reference to Exhibit
                    4.30 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (4)(c)(4) Form of Assignment of Agreements made by RIHF, as Assignor, to U.S. Trust Company of California, N.A., as Assignee, regarding RIH Junior Promissory Note. (Incorporated by reference to Exhibit 4.31 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

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

        (4)(c)(9) Form of Amended and Restated $35,000,000 RIH Junior Promissory Note. (Incorporated by reference to Exhibit A to Exhibit (4)(c)(1) hereto.)

        (10)(a)(1)* Resorts  Retirement  Savings  Plan.    (Incorporated  by
                    reference to Exhibit (10)(c)(2) to GGE's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(a)(2)* Resorts International, Inc. Senior Management Stock Option
                    Plan.    (Incorporated  by  reference  to  Exhibit  8.5 to
                    Exhibit 35 to GGE's Form 8 Amendment No. 1 to its Form 8-K Current Report dated August 30, 1990, in File No. 1-4748.)

        (10)(a)(3)* Resorts  International,  Inc.  1994  Stock Option Plan (as
                    amended on June 27, 1995). (Incorporated by reference to Exhibit (4)(b) to GGE s Form 10-Q Quarterly Report for the quarter ended June 30, 1995, in File No. 1-4748.)

        (10)(b)(1)* License  and Services Agreement, dated as of September 17,
                    1992, among Griffin Group, GGE and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(b)(2)* Form of Amendment to License and Services Agreement, dated as of September 17, 1992, among Griffin Group, GGE and RIH. (Incorporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(c) Form of Intercreditor Agreement by and among RIHF, RIH, GGE, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(d)(1) Form of Note Purchase Agreement dated May 3, 1994, among RIHF, GGE and RIH, and certain funds advised or managed by Fidelity Management & Research Company with respect to issuance of Senior Facility Notes. (Incorporated by reference to Exhibit 10.65 to Form S-1 Registration Statement in File No. 33-53371.)

        (10)(d)(2) Revised term sheet for 11.0% Senior Secured Loan due 2002 with RIHF as issuer. (Incorporated by reference to
                    Exhibit 10.54 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(d)(3)  Letter  agreement dated February 27, 1995 amending Exhibit
                    (10)(d)(1)  hereto.  (Incorporated by reference to Exhibit
                    (10)(n)(3) to GGE's Form 10-K Annual Report for the fiscal year ended December 31, 1994, in File No. 1-4748.)

        (10)(e) Form of Registration Rights Agreement dated as of April 29, 1994, among GGE, RIHF, RIH, Fidelity Management & Research Company and The TCW Group, Inc. (Incorporated by reference to Exhibit 10.66 to Form S-1 Registration Statement in File No. 33-53371.)

        (10)(f)     Form   of  Nominee  Agreement  between  RIHF  and  RIH.
                    (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

        (27)        Financial data schedule.
        _________________

        *  Management contract or compensatory plan.

             Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

             (b)  Reports on Form 8-K

             No current report on Form 8-K was filed by RIH covering an event during the fourth quarter of 1995. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1995.

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

                                           RESORTS INTERNATIONAL HOTEL, INC.
                                                      (Registrant)



        Date:  March 8, 1996               By /s/ Matthew B. Kearney
                                              Matthew B. Kearney
                                              Director and Executive Vice
                                              President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        By /s/ Matthew B. Kearney                  March 8, 1996
          Matthew B. Kearney
          Director and Executive Vice President
          (Principal Executive, Financial and
          Accounting Officer)



        By /s/ Lawrence Cohen                      March 8, 1996
          Lawrence Cohen
          Director





                                SUPPLEMENTAL INFORMATION


             Because it is an indirect wholly owned subsidiary of GGE, a reporting company under the Securities Exchange Act of 1934, the registrant does not prepare an annual report to security holders or any proxy soliciting material.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (2)             Plan of Reorganization.      Incorporated by reference
                                                     to Appendix A of the
                                                     Information
                                                     Statement/Prospectus
                                                     included in registrant's
                                                     Form S-4 Registration
                                                     Statement in File No. 33-
                                                     50733.

        (3)(a)(1)       Restated Certificate of      Incorporated by reference
                        Incorporation of RIH.        to Exhibit 3.03 to
                                                     registrant's Form S-1
                                                     Registration Statement in
                                                     File No. 33-23063.

        (3)(a)(2)       Certificate of Amendment     Incorporated by reference
                        to the Certificate of        to Exhibit 3.05 to
                        Incorporation of RIH.        registrant's Form S-4
                                                     Registration Statement in
                                                     File No. 33-50733.

        (3)(a)(3)       Form of Certificate of       Incorporated by reference
                        Amendment of Certificate     to Exhibit 3.05(a) to
                        of Incorporation of RIH.     registrant's Form S-1
                                                     Registration Statement in
                                                     File No. 33-53371.

        (3)(b)          By-Laws of RIH.              Incorporated by reference
                                                     to Exhibit 3.06 to
                                                     registrant's Form S-4
                                                     Registration Statement in
                                                     File No. 33-50733.

        (4)(a)          See Exhibits (3)(a) and
                        (3)(b) as to the rights
                        of holders of
                        registrant's common
                        stock.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(b)(1)       Form of Indenture among      Incorporated by reference
                        RIHF, as issuer, RIH, as     to  Exhibit 4.04 to
                        guarantor, and State         registrant's Form S-4
                        Street Bank and Trust        Registration Statement in
                        Company of Connecticut,      File No. 33-50733.
                        National Association, as
                        trustee, with respect to
                        RIHF 11% Mortgage Notes
                        due 2003.

        (4)(b)(2)       Form of Mortgage between     Incorporated by reference
                        RIH and State Street Bank    to Exhibit 4.22 to
                        and Trust Company of         registrant's Form S-4
                        Connecticut, National        Registration Statement in
                        Association, securing        File No. 33-50733.
                        Guaranty of RIHF Mortgage
                        Notes.

        (4)(b)(3)       Form of Mortgage between     Incorporated by reference
                        RIH and RIHF, securing       to Exhibit 4.23 to
                        RIH Promissory Note.         registrant's Form S-4
                                                     Registration Statement in
                                                     File No. 33-50733.

        (4)(b)(4)       Form of Assignment of        Incorporated by reference
                        Agreements made by RIHF,     to Exhibit 4.24 to
                        as Assignor, to State        registrant's Form S-4
                        Street Bank and Trust        Registration Statement in
                        Company of Connecticut,      File No. 33-50733.
                        National Association, as
                        Assignee, regarding RIH
                        Promissory Note.

        (4)(b)(5)       Form of Assignment of        Incorporated by reference
                        Leases and Rents made by     to Exhibit 4.25 to
                        RIH, as Assignor, to         registrant's Form S-4
                        RIHF, as Assignee,           Registration Statement in
                        regarding RIH Promissory     File No. 33-50733.
                        Note.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(b)(6)       Form of Assignment of        Incorporated by reference
                        Leases and Rents made by     to Exhibit 4.26 to
                        RIH, as Assignor, to         registrant's Form S-4
                        State Street Bank and        Registration Statement in
                        Trust Company of             File No. 33-50733.
                        Connecticut, National
                        Association, as Assignee,
                        regarding Guaranty of
                        RIHF Mortgage Notes.

        (4)(b)(7)       Form of Assignment of        Incorporated by reference
                        Operating Assets made by     to Exhibit 4.28 to
                        RIH, as Assignor, to         registrant's Form S-4
                        State Street Bank and        Registration Statement in
                        Trust Company of             File No. 33-50733.
                        Connecticut, National
                        Association, as Assignee,
                        regarding Guaranty of
                        RIHF Mortgage Notes.

        (4)(b)(8)       Form of Assignment of        Incorporated by reference
                        Operating Assets made by     to Exhibit 4.34 to
                        RIH, as Assignor, to         registrant's Form S-4
                        RIHF, as Assignee,           Registration Statement in
                        regarding RIH Promissory     File No. 33-50733.
                        Note.

        (4)(b)(9)       Form of Amended and          Incorporated by reference
                        Restated $125,000,000 RIH    to Exhibit A to Exhibit
                        Promissory Note.             (4)(b)(1) hereto.

        (4)(c)(1)       Form of Indenture between    Incorporated by reference
                        RIHF, as issuer, RIH, as     to Exhibit 4.05 to
                        guarantor, and U.S. Trust    registrant's Form S-4
                        Company of California,       Registration Statement in
                        N.A., as trustee, with       File No. 33-50733.
                        respect to RIHF 11.375%
                        Junior Mortgage Notes due
                        2004.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(c)(2)       Form of Mortgage between     Incorporated by reference
                        RIH and U.S. Trust           to Exhibit 4.29 to
                        Company of California,       registrant's Form S-4
                        N.A., securing Guaranty      Registration Statement in
                        of RIHF Junior Mortgage      File No. 33-50733.
                        Notes.

        (4)(c)(3)       Form of Mortgage between     Incorporated by reference
                        RIH and RIHF, securing       to Exhibit 4.30 to
                        RIH Junior Promissory        registrant's Form S-4
                        Note.                        Registration Statement in
                                                     File No. 33-50733.

        (4)(c)(4)       Form of Assignment of        Incorporated by reference
                        Agreements made by RIHF,     to Exhibit 4.31 to
                        as Assignor, to U.S.         registrant's Form S-4
                        Trust Company of             Registration Statement in
                        California, N.A., as         File No. 33-50733.
                        Assignee, regarding RIH
                        Junior Promissory Note.

        (4)(c)(5)       Form of Assignment of        Incorporated by reference
                        Leases and Rents made by     to Exhibit 4.32 to
                        RIH, as Assignor, to         registrant's Form S-4
                        RIHF, as Assignee,           Registration Statement in
                        regarding RIH Junior         File No. 33-50733.
                        Promissory Note.

        (4)(c)(6)       Form of Assignment of        Incorporated by reference
                        Leases and Rents made by     to Exhibit 4.33 to
                        RIH, as Assignor, to U.S.    registrant's Form S-4
                        Trust Company of             Registration Statement in
                        California, N.A., as         File No. 33-50733.
                        Assignee, regarding
                        Guaranty of RIHF Junior
                        Mortgage Notes.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (4)(c)(7)       Form of Assignment of        Incorporated by reference
                        Operating Assets made by     to Exhibit 4.35 to
                        RIH, as Assignor, to U.S.    registrant's Form S-4
                        Trust Company of             Registration Statement in
                        California, N.A., as         File No. 33-50733.
                        Assignee, regarding the
                        Guaranty of the RIHF
                        Junior Mortgage Notes.

        (4)(c)(8)       Form of Assignment of        Incorporated by reference
                        Operating Assets made by     to Exhibit 4.27 to
                        RIH, as Assignor, to         registrant's Form S-4
                        RIHF, as Assignee,           Registration Statement in
                        regarding RIH Junior         File No. 33-50733.
                        Promissory Note.

        (4)(c)(9)       Form of Amended and          Incorporated by reference
                        Restated $35,000,000 RIH     to Exhibit A to Exhibit
                        Junior Promissory Note.      (4)(c)(1) hereto.

        (10)(a)(1)      Resorts Retirement           Incorporated by reference
                        Savings Plan.                to Exhibit (10)(c)(2) to
                                                     GGE's Form 10-K Annual
                                                     Report for the fiscal
                                                     year ended December 31,
                                                     1991, in File No. 1-4748.

        (10)(a)(2)      Resorts International,       Incorporated by reference
                        Inc. Senior Management       to Exhibit 8.5 to Exhibit
                        Stock Option Plan.           35 to GGE's Form 8
                                                     Amendment No. 1 to its
                                                     Form 8-K Current Report
                                                     dated August 30, 1990, in
                                                     File No. 1-4748.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (10)(a)(3)      Resorts International,       Incorporated by reference
                        Inc. 1994 Stock Option       to Exhibit (4)(b) to
                        Plan (as amended on June     GGE s Form
                        27, 1995).                   10-Q Quarterly Report for
                                                     the quarter ended June
                                                     30, 1995, in File No. 1-
                                                     4748.

        10)(b)(1)       License and Services         Incorporated by reference
                        Agreement, dated as of       to Exhibit 10.34(a) to
                        September 17, 1992, among    registrant's Form S-4
                        Griffin Group, GGE and       Registration Statement in
                        RIH.                         File No. 33-50733.

        (10)(b)(2)      Form of Amendment to         Incorporated by reference
                        License and Services         to Exhibit 10.34(b) to
                        Agreement, dated as of       registrant's Form S-4
                        September 17, 1992, among    Registration Statement in
                        Griffin Group, GGE and       File No. 33-50733.
                        RIH.

        (10)(c)         Form of Intercreditor        Incorporated by reference
                        Agreement by and among       to Exhibit 10.64 to
                        RIHF, RIH, GGE, GGRI,        registrant's Form S-4
                        State Street Bank and        Registration Statement in
                        Trust Company of             File No. 33-50733.
                        Connecticut, National
                        Association, U.S. Trust
                        Company of California,
                        N.A. and any lenders
                        which provide additional
                        facilities.

        (10)(d)(1)      Form of Note Purchase        Incorporated by reference
                        Agreement dated May 3,       to Exhibit 10.65 to Form
                        1994, among RIHF, GGE and    S-1 Registration
                        RIH, and certain funds       Statement in File No. 33-
                        advised or managed by        53371.
                        Fidelity Management &
                        Research Company with
                        respect to issuance of
                        Senior Facility Notes.

                           RESORTS INTERNATIONAL HOTEL, INC.

                             Form 10-K for the fiscal year
                                ended December 31, 1995

                                     EXHIBIT INDEX

                                                     Reference to previous
        Exhibit                                      filing or page number
        Number          Exhibit                      in Form 10-K

        (10)(d)(2)      Revised term sheet for       Incorporated by reference
                        11.0% Senior Secured Loan    to Exhibit 10.54 to
                        due 2002 with RIHF as        registrant's Form S-4
                        issuer.                      Registration Statement in
                                                     File No. 33-50733.

        (10)(d)(3)      Letter agreement dated       Incorporated by reference
                        February 27, 1995            to Exhibit (10)(n)(3) to
                        amending Exhibit             GGE's Form 10-K Annual
                        (10)(d)(1) hereto.           Report for the fiscal
                                                     year ended December 31,
                                                     1994, in File No. 1-4748.

        (10)(e)         Form of Registration         Incorporated by reference
                        Rights Agreement dated as    to Exhibit 10.66 to Form
                        of April 29, 1994, among     S-1 Registration
                        GGE, RIHF, RIH, Fidelity     Statement in File No. 33-
                        Management & Research        53371.
                        Company and The TCW
                        Group, Inc.

        (10)(f)         Form of Nominee Agreement    Incorporated by reference
                        between RIHF and RIH.        to Exhibit 10.57 to Form
                                                     S-1 Registration
                                                     Statement in File No. 33-
                                                     53371.

        (27)            Financial data schedule.     Page 59.