Form 10-Q
period 1996-03-31
RESORTS INTERNATIONAL HOTEL INC
filed 1996-05-10
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

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

                                                         Yes  X     No

        Number of shares outstanding of registrant's common stock as of March 31, 1996: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.


                         Exhibit Index is presented on page 12

                               Total number of pages 13

                           RESORTS INTERNATIONAL HOTEL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                Page Number

        Part I.   Financial Information

            Item 1.      Financial Statements

                         Consolidated Balance Sheets
                          at March 31, 1996 and
                          December 31, 1995                          3

                         Consolidated Statements of
                          Operations for the Quarters
                          Ended March 31, 1996 and 1995              4

                         Consolidated Statements of
                          Cash Flows for the Quarters
                          Ended March 31, 1996 and 1995              5

                         Notes to Consolidated
                          Financial Statements                       6

            Item 2.      Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                 8


        Part II.  Other Information

            Item 6.      Exhibits and Reports on
                          Form 8-K                                  10

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                   March 31,     December 31,
                                                     1996            1995
                                                  (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $22,814 and $22,334)                 $ 35,607        $ 38,027
          Restricted cash equivalents                   750             750
          Receivables, less allowance for
           doubtful accounts of $3,446
           and $3,570                                 5,823           6,933
          Inventories                                 2,231           2,447
          Prepaid expenses                            5,140           6,078
            Total current assets                     49,551          54,235

        Property and equipment, net of
         accumulated depreciation of
         $63,800 and $62,074                        155,277         157,340
        Deferred charges and other assets            13,222          12,822

                                                   $218,050        $224,397

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities:
          Current maturities of long-term debt     $    600        $    589
          Accounts payable and accrued
           liabilities                               24,947          26,044
          Interest payable to affiliate               1,404           4,244
          Due to GGE                                  2,930           1,214
            Total current liabilities                29,881          32,091

        Notes payable to affiliate, net
         of unamortized discounts                   127,125         126,761

        Other long-term debt                            766             919

        Deferred income taxes                        18,950          18,950

        Shareholder's equity:
          Common stock - $1 par value                 1,000           1,000
          Capital in excess of par                   21,366          21,366
          Retained earnings                          18,962          23,310
            Total shareholder's equity               41,328          45,676

                                                   $218,050        $224,397

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1996           1995

        Revenues:
          Casino                                  $58,687        $62,118
          Rooms                                     1,434          1,346
          Food and beverage                         2,712          3,030
          Other casino/hotel revenues               1,176          1,186
                                                   64,009         67,680
        Expenses:
          Casino                                   37,713         37,064
          Rooms                                     1,036            975
          Food and beverage                         3,270          3,389
          Other casino/hotel operating
           expenses                                 8,617          8,632
          Selling, general and administrative       8,746          9,422
          GGE parent services fee                   2,089          2,200
          Depreciation                              2,955          3,179
                                                   64,426         64,861

        Earnings (loss) from operations              (417)         2,819

        Other income (deductions):
          Interest income                             584            666
          Interest expense                         (4,151)        (4,195)
          Amortization of debt discounts             (364)          (469)

        Net loss                                  $(4,348)       $(1,179)

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1996           1995

        Cash flows from operating activities:
          Cash received from customers            $ 64,427       $ 68,511
          Cash paid to suppliers and employees     (60,336)       (59,040)
            Cash flow from operations before
             interest                                4,091          9,471
          Interest received                            566            587
          Interest paid                             (6,991)        (6,911)
            Net cash provided by (used in)
             operating activities                   (2,334)         3,147

        Cash flows from investing activities:
          Payments for property and equipment         (892)          (684)
          Casino Reinvestment Development
           Authority deposits and bond
           purchases                                  (768)          (773)
            Net cash used in investing
             activities                             (1,660)        (1,457)

        Cash flows from financing activities:
          Advances from (repayments to) GGE          1,716           (924)
          Debt repayments                             (142)
            Net cash provided by (used in)
             financing activities                    1,574           (924)

        Net increase (decrease) in cash and
         cash equivalents                           (2,420)           766
        Cash and cash equivalents at beginning
         of period                                  38,777         26,876
        Cash and cash equivalents at end
         of period                                $ 36,357       $ 27,642

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

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1995 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 29 through 43 of RIH's Annual Report on Form 10-K for the year ended December 31, 1995.

        B.   Reverse Repurchase Agreements:

             Cash equivalents at March 31, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of April 1996.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                    $13,430

             National Westminster Bank NJ                   $ 9,733



        C.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $5,639,000 and $5,671,000 for the first quarter of 1996 and 1995, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                                        Quarter Ended
                                                          March 31,
        (In Thousands of Dollars)                     1996        1995

        Rooms                                        $1,110      $1,051
        Food and beverage                             3,823       3,946
        Other casino/hotel operations                 1,318       1,318

        Total allocated to casino                    $6,251      $6,315



        D.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                       Quarter Ended
                                                         March 31,
        (In Thousands of Dollars)                    1996          1995

        Reconciliation of net loss to net
         cash provided by (used in) operating
         activities:
          Net loss                                 $(4,348)      $(1,179)
          Adjustments to reconcile net loss
           to net cash provided by (used in)
           operating activities:
            Depreciation                             2,955         3,179
            Provision for doubtful receivables         165           218
            Provision for discount on Casino
             Reinvestment Development Authority
             obligations, net of amortization          348           368
            Amortization of debt discounts             364           469
            Net decrease in receivables                945           174
            Net decrease in inventories and
             prepaid expenses                        1,154         1,502
            Net (increase) decrease in deferred
             charges and other assets                  (11)          433
            Net increase (decrease) in accounts
             payable and accrued liabilities        (1,066)          699
            Net decrease in interest payable
             to affiliate                           (2,840)       (2,716)

        Net cash provided by (used in) operating
         activities                                $(2,334)      $ 3,147

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At March 31, 1996 RIH had working capital of $19,670,000 including $35,607,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             R e s o rts International Hotel Financing, Inc. ("RIHF"), a subsidiary of GGE, issued the 11% Mortgage Notes due 2003 (the "Mortgage Notes") and the 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"), the debt service of which is supported through affiliated notes payable by RIH. The indentures for the Mortgage Notes and the Junior Mortgage Notes permit a $20,000,000 working capital facility to be senior to the Mortgage Notes and the Junior Mortgage Notes. GGE, RIH and RIHF had previously negotiated a senior credit facility (the "Senior Facility") of approximately $20,000,000 which was available up to May 2, 1996. GGE, RIH and RIHF allowed the Senior Facility to expire unutilized as the companies did not have immediate needs for the funds, and, in light of current market conditions, management believes that alternative sources of a comparable working capital facility would be available at terms no less favorable than those of the Senior Facility.

             RIHF will satisfy the interest payment due June 15, 1996 on its Junior Mortgage Notes by cash payment. Therefore, on that date RIH will pay interest due on its affiliated note payable to RIHF in cash. Also on June 15, 1996, RIH will receive interest due on the $12,899,000 principal amount of Junior Mortgage Notes owned by RIH.

        Capital Expenditures and Resources

             During the first quarter of 1996 RIH's $892,000 of capital expenditures included corridor carpeting and computer system upgrades.

             GGE continues the development of its expansion plans for the 4.4 acre tract on the Boardwalk, adjacent to the Resorts Casino Hotel. The entire addition will include up to 700 new hotel rooms, 70,000 square feet of casino space and a 2,000 space parking garage and transportation center. Subject to receipt of regulatory approvals, GGE plans to break ground in the fall of 1996 on the infrastructure necessary to support the full expansion. The first phase of construction is expected to consist of 500 new hotel rooms, 50,000 square feet of casino floor space and the new garage. Construction costs for this phase are currently estimated at $200,000,000. Initial cash outlays are expected to be from existing working capital and cash flow generated by operations during the construction period. External sources of financing will also be required. In this regard, GGE is exploring various alternatives in both the public and private sectors.

        RESULTS OF OPERATIONS

             RIH operates in one business segment. Following is a discussion of the results of operations for the first quarter of 1996 compared to 1995. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

        Revenues

             Casino revenues decreased by $3,431,000 for the first quarter of 1996 due almost entirely to decreased slot win. Slot win was down largely due to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games) and, to a lesser extent, a decrease in amounts wagered by patrons. Table game win was virtually flat as the effects of increased hold percentage were offset by a decrease in amounts wagered. Revenues from poker, simulcasting and keno were also down slightly.

             Two factors negatively affected RIH's performance in the first quarter - heightened competition in the Atlantic City market for patrons and severe weather conditions. As competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. In recent quarters certain competitors have increased complimentaries and cash giveaways dramatically. Although RIH did increase its promotions during the first quarter, it elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. Consequently, RIH's market share of revenues suffered. Management can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

             As noted above the severe weather experienced during the first quarter of 1996 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus. The impact of inclement weather is more severe on the Resorts Casino Hotel than on competing properties which are more accessible from main thoroughfares and which currently have more covered parking and covered terminals for bus patrons.

        Earnings from Operations

             For the first quarter of 1996 casino, hotel and related operating results decreased by $3,236,000 due to the decreased revenues described above. Although total operating expenses were relatively flat, the most significant variances in operating expenses were increases in casino promotional costs ($900,000) and payroll and related costs ($400,000).

        Casino promotional costs increased primarily due to an increase in the amount of cash giveaways to bus patrons, although the number of bus passengers was down. Payroll and related costs increased primarily due to increased salary and wage rates, although the average number of employees was down slightly for the quarter. These increases were offset by decreases in the accrual for performance and incentive bonuses ($700,000), casino win tax and other operating costs.


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number              Exhibit

              (27)       Financial data schedule.

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIH covering an event during the first quarter of 1996. No amendments to previously filed Forms 8-K were filed during the first quarter of 1996.

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


                                            RESORTS INTERNATIONAL HOTEL, INC.
                                                       (Registrant)




                                            /s/ Matthew B. Kearney
                                            Matthew B. Kearney
                                            Executive Vice President
                                            (Authorized Officer of
                                            Registrant and Chief
                                            Financial Officer)


        Date: May 10, 1996

                           RESORTS INTERNATIONAL HOTEL, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1996


                                     EXHIBIT INDEX


             Exhibit                                              Page
             Number              Exhibit                         Number

              (27)       Financial data schedule                   13