Form 10-Q
period 1996-06-30
RESORTS INTERNATIONAL HOTEL INC
filed 1996-08-07
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

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

                                                         Yes  X     No

        Number of shares outstanding of registrant's common stock as of June 30, 1996: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.


                         Exhibit Index is presented on page 13

                               Total number of pages 14

                           RESORTS INTERNATIONAL HOTEL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                Page Number

        Part I.   Financial Information

            Item 1.      Financial Statements

                         Consolidated Balance Sheets
                          at June 30, 1996 and
                          December 31, 1995                          3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Halves Ended June 30,
                          1996 and 1995                              4

                         Consolidated Statements of
                          Cash Flows for the Halves
                          Ended June 30, 1996 and 1995               5

                         Notes to Consolidated
                          Financial Statements                       6

            Item 2.      Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                 8


        Part II.  Other Information

            Item 6.      Exhibits and Reports on
                          Form 8-K                                  11

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements


                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                    June 30,     December 31,
                                                      1996           1995
                                                  (Unaudited)
        ASSETS

        Current assets:
          Cash (including cash equivalents
           of $24,053 and $22,334)                 $ 39,181        $ 38,027
          Restricted cash equivalents                   750             750
          Receivables, less allowance for
           doubtful accounts of $3,306
           and $3,570                                 6,830           6,933
          Inventories                                 2,109           2,447
          Prepaid expenses                            6,458           6,078
            Total current assets                     55,328          54,235

        Property and equipment, net of
         accumulated depreciation of
         $66,858 and $62,074                        154,629         157,340
        Deferred charges and other assets            13,671          12,822
                                                   $223,628        $224,397

        LIABILITIES AND SHAREHOLDER'S EQUITY

        Current liabilities:
          Current maturities of long-term debt     $    613        $    589
          Accounts payable and accrued
           liabilities                               28,503          26,044
          Interest payable to affiliate               4,237           4,244
          Due to GGE                                    322           1,214
            Total current liabilities                33,675          32,091

        Notes payable to affiliate, net of
         unamortized discounts                      127,474         126,761

        Other long-term debt                            609             919

        Deferred income taxes                        18,875          18,950

        Shareholder's equity:
          Common stock - $1 par value                 1,000           1,000
          Capital in excess of par                   21,366          21,366
          Retained earnings                          20,629          23,310
            Total shareholder's equity               42,995          45,676
                                                   $223,628        $224,397

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                      Quarter Ended          Half Ended
                                         June 30,             June 30,
                                      1996      1995      1996        1995
        Revenues:
          Casino                    $68,094   $68,514   $126,781    $130,632
          Rooms                       1,789     1,721      3,223       3,067
          Food and beverage           3,414     2,867      6,126       5,897
          Other casino/hotel
           revenues                   1,259     1,458      2,435       2,644
                                     74,556    74,560    138,565     142,240
        Expenses:
          Casino                     41,544    38,922     79,257      75,986
          Rooms                         949       907      1,985       1,882
          Food and beverage           3,906     3,251      7,176       6,640
          Other casino/hotel
           operating expenses         8,233     8,489     16,850      17,121
          Selling, general and
           administrative             8,654     9,340     17,400      18,762
          GGE parent services fee     2,451     2,446      4,540       4,646
          Depreciation                3,229     3,765      6,184       6,944
                                     68,966    67,120    133,392     131,981

        Earnings from operations      5,590     7,440      5,173      10,259

        Other income (deductions):
          Interest income               580       510      1,164       1,176
          Interest expense           (4,154)   (4,141)    (8,305)     (8,336)
          Amortization of debt
           discounts                   (349)     (296)      (713)       (765)

        Net earnings (loss)         $ 1,667   $ 3,513   $ (2,681)   $  2,334

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                         Half Ended
                                                          June 30,
                                                     1996           1995

        Cash flows from operating activities:
          Cash received from customers            $ 138,041      $ 141,203
          Cash paid to suppliers and employees     (123,510)      (118,316)
            Cash flow from operations before
             interest and income taxes               14,531         22,887
          Interest received                           1,116          1,145
          Interest paid                              (8,312)        (8,212)
          Income taxes paid                             (75)
            Net cash provided by operating
             activities                               7,260         15,820

        Cash flows from investing activities:
          Payments for property and equipment        (3,473)        (8,570)
          CRDA deposits and bond purchases           (1,455)        (1,420)
            Net cash used in investing
             activities                              (4,928)        (9,990)

        Cash flows from financing activities:
          Proceeds from borrowing                                    1,815
          Repayments to GGE                            (892)        (1,926)
          Debt repayments                              (286)           (47)
            Net cash used in financing
             activities                              (1,178)          (158)

        Net increase in cash and cash
         equivalents                                  1,154          5,672
        Cash and cash equivalents at beginning
         of period                                   38,777         26,876
        Cash and cash equivalents at end of
         period                                   $  39,931      $  32,548

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

        B.   Reverse Repurchase Agreements:

             Cash equivalents at June 30, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of July 1996.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                    $16,132

             National Westminster Bank NJ                   $ 7,921



        C.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $7,143,000 and $6,968,000 for the second quarter of 1996 and 1995, respectively, and $12,782,000 and $12,639,000 for the first half of 1996 and 1995, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                         Quarter Ended          Half Ended
                                            June 30,             June 30,
        (In Thousands of Dollars)        1996      1995       1996      1995

        Rooms                           $1,224    $1,248    $ 2,334   $ 2,299
        Food and beverage                4,045     4,203      7,868     8,149
        Other casino/hotel operations    1,527     1,397      2,845     2,715

        Total allocated to casino       $6,796    $6,848    $13,047   $13,163



        D.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                          Half Ended
                                                           June 30,
        (In Thousands of Dollars)                      1996        1995

        Reconciliation of net earnings (loss) to
         net cash provided by operating
         activities:
          Net earnings (loss)                        $(2,681)    $ 2,334
          Adjustments to reconcile net earnings
           (loss) to net cash provided by
           operating activities:
            Depreciation                               6,184       6,944
            Amortization of debt discounts               713         765
            Provision for doubtful receivables           255         500
            Provision for discount on CRDA
             obligations, net of amortization            723         654
            Deferred tax benefit                         (75)
            Net increase in receivables                 (152)     (1,611)
            Net increase in inventories and
             prepaid expenses                            (42)       (492)
            Net (increase) decrease in deferred
             charges and other assets                    (29)        467
            Net increase in accounts payable
             and accrued liabilities                   2,371       6,135
            Net increase (decrease) in interest
             payable to affiliate                         (7)        124

        Net cash provided by operating activities    $ 7,260     $15,820

                                                          Half Ended
                                                           June 30,
        (In Thousands of Dollars)                      1996        1995

        Non-cash investing and financing
         activities:
          Increase in liabilities for
           additions to other assets                   $88         $81



        E.   Commitments and Contingencies:

             Casino Reinvestment Development Authority ("CRDA")

             As previously reported, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by RIH. These matters were dormant for an extensive period of time until late 1995 when RIH was contacted by the CRDA. CRDA legal representatives have recently indicated that
        Treasury may take a position that RIH owes additional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of RIH intends to contest t h e s e issues and believes a negotiated settlement with an insignificant monetary cost to RIH is possible.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At June 30, 1996 RIH had working capital of $21,653,000 including $39,181,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             R I H is the principal source of funds for servicing the $125,000,000 principal amount 11% Mortgage Notes due 2003 (the "Mortgage Notes") and the $35,000,000 principal amount 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc., a subsidiary of GGE. RIH owns $12,899,000 principal amount of the Junior Mortgage Notes. Annual interest expense on the Mortgage Notes and Junior Mortgage Notes, after reduction for interest on the $12,899,000 principal amount of Junior Mortgage Notes owned by RIH, totals approximately $16,500,000.

        Capital Expenditures and Resources

             GGE continues the development of its expansion plans for the 4.4 acre tract on the Boardwalk, adjacent to the Resorts Casino Hotel. The entire addition is anticipated to include up to 700 new hotel rooms, 70,000 square feet of casino space and a 2,000 space parking garage and transportation center. Subject to receipt of regulatory approvals, GGE plans to break ground in the fall of 1996 on the infrastructure necessary to support the full expansion. The first phase of construction is expected to consist of 500 new hotel rooms, 50,000 square feet of casino floor space and the new garage.
        C o nstruction costs for this phase are currently estimated at approximately $200,000,000. Initial cash outlays are expected to be from existing working capital and cash flow generated by operations during the construction period. External sources of financing will also be required. In this regard, GGE is exploring various alternatives in both the public and private sectors.

             During the first half of 1996 RIH's $3,473,000 of capital expenditures included computer system upgrades, corridor carpeting and other maintenance projects.

        RESULTS OF OPERATIONS

             RIH operates in one business segment. Following is a discussion of the results of operations for the second quarter and first half of 1996 compared to 1995. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

        Revenues

             Casino revenues were down $420,000 for the second quarter of 1996 and down $3,851,000 for the first half. Of the decrease for the half, $3,448,000 was due to decreased slot win, which was down due to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games) while the amount wagered by patrons increased slightly. Table game win was down by $339,000 as the effects of an increased hold percentage were offset by a decrease in amounts wagered. Revenues from poker, simulcasting and keno were also down slightly.

             Two factors negatively affected RIH's performance in the first half - heightened competition in the Atlantic City market for patrons and severe weather conditions during the first quarter of 1996.

             A s competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. In recent quarters certain competitors have increased complimentaries and cash giveaways dramatically. Although RIH did increase its promotions somewhat during the first quarter and more significantly during the second quarter, it still has elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. (In this regard, see "Earnings from
        Operations" below for a discussion of RIH's increased costs of promotions.) Consequently, RIH's market share of revenues has suffered. Also, expansions at two competing Atlantic City properties opened in May 1996 which, combined, added approximately 1,100 hotel rooms and approximately 60,000 square feet of gaming space. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. Management can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

             As noted above, the severe weather experienced during the first quarter of 1996 adversely affected operations in that period as the principal means of transportation to Atlantic City is by automobile or bus. The impact of inclement weather is more severe on the Resorts Casino Hotel than on competing properties which are more accessible from main thoroughfares and which currently have more covered parking and covered terminals for bus patrons.

             Food and beverage revenues were up for the second quarter and first half of 1996 due largely to a decrease in complimentary meals served. Also, the number of patrons served at RIH's food and beverage outlets increased for the second quarter of 1996.

        Earnings from Operations

             For the second quarter of 1996 casino, hotel and related operating results decreased by $1,850,000 due to a net increase in operating expenses. The most significant variances in operating expenses were increases in casino promotional costs ($3,000,000) and payroll and related costs ($500,000) and decreases in the accrual for performance incentive bonuses ($500,000) and depreciation expense ($500,000). Casino promotional costs increased primarily due to an increase in the amount of cash giveaways to bus patrons, as both the cash giveaway per person and the number of bus passengers increased. Payroll and related costs increased primarily due to increased cost of union and other benefits.

             For the first half of 1996 casino, hotel and related operating results decreased by $5,086,000 due to a combination of the decreased revenues discussed above and a net increase in operating expenses. The most significant variances in operating expenses were increases in casino promotional costs ($3,900,000) and payroll and related expenses ($900,000) and decreases in the accrual for performance incentive bonuses ($1,200,000) and depreciation expense ($800,000). Casino promotional costs increased primarily due to bus cash giveaways as the cash giveaway per person increased, though the number of bus passengers was down slightly. The increase in payroll and related costs for the half was due to increased salary and wage rates, although the average number of employees was down slightly for the period, and, to a lesser extent, increased cost of union benefits.

        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number                             Exhibit

              (27)       Financial data schedule.

             The following Part II exhibit is filed herewith:

             Exhibit
             Number                             Exhibit

              (10)       GGE  1994  Stock  Option Plan (as amended on May 10,
                         1996). (Incorporated by reference to Exhibit (4) to GGE's Form 10-Q Quarterly Report for the quarter ended June 30, 1996, in File No. 1-4748.)

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIH covering an event during the second quarter of 1996. No amendments to previously filed Forms 8-K were filed during the second quarter of 1996.

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


                                            RESORTS INTERNATIONAL HOTEL, INC.
                                                       (Registrant)




                                            /s/ Matthew B. Kearney
                                            Matthew B. Kearney
                                            Executive Vice President
                                            (Authorized Officer of
                                            Registrant and Chief
                                            Financial Officer)


        Date:  August 7, 1996

                           RESORTS INTERNATIONAL HOTEL, INC.

                          Form 10-Q for the quarterly period
                                  ended June 30, 1996


                                     EXHIBIT INDEX


           Exhibit                               Reference to Previous Filing
           Number            Exhibit             or Page Number in Form 10-Q

            (10)     GGE 1994 Stock Option       Incorporated by reference to
                      Plan (as amended on        Exhibit  (4)  to  GGE's Form
                      May 10, 1996)              10-Q  Quarterly  Report  for
                                                 the  Quarter  ended June 30,
                                                 1996, in File No. 1-4748.

            (27)     Financial data schedule     Page 14.