Form 10-Q
period 1996-09-30
RESORTS INTERNATIONAL HOTEL INC
filed 1996-11-12
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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

        Number of shares outstanding of registrant's common stock as of September 30, 1996: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

                         Exhibit Index is presented on page 14

                               Total number of pages 15

                           RESORTS INTERNATIONAL HOTEL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                Page Number

        Part I.   Financial Information

            Item 1.      Financial Statements

                         Consolidated Balance Sheets
                          at September 30, 1996 and
                          December 31, 1995                          3

                         Consolidated Statements of
                          Operations for the Quarters
                          and Three Quarters Ended
                          September 30, 1996 and 1995                4

                         Consolidated Statements of
                          Cash Flows for the Three
                          Quarters Ended September 30,
                          1996 and 1995                              5

                         Notes to Consolidated
                          Financial Statements                       6


            Item 2.      Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                 9


        Part II.  Other Information

            Item 6.      Exhibits and Reports on
                          Form 8-K                                  12

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                  September 30,  December 31,
                                                      1996           1995
                                                   (Unaudited)
        ASSETS
        Current assets:
          Cash (including cash equivalents
           of $25,251 and $22,334)                  $ 38,322       $ 38,027
          Restricted cash equivalents                    750            750
          Receivables, less allowance for
           doubtful accounts of $3,319
           and $3,570                                  7,498          6,933
          Inventories                                  2,064          2,447
          Prepaid expenses                             4,848          6,078
            Total current assets                      53,482         54,235

        Property and equipment, net of
         accumulated depreciation of
         $69,841 and $62,074                         153,090        157,340
        Deferred charges and other assets             15,917         12,822
                                                    $222,489       $224,397

        LIABILITIES AND SHAREHOLDER'S EQUITY
        Current liabilities:
          Current maturities of long-term debt      $    626       $    589
          Accounts payable and accrued
           liabilities                                26,703         26,044
          Interest payable to affiliate                1,365          4,244
          Due to GGE                                     713          1,214
            Total current liabilities                 29,407         32,091

        Notes payable to affiliate, net of
         unamortized discounts                       127,845        126,761

        Other long-term debt                             447            919

        Deferred income taxes                         18,710         18,950

        Shareholder's equity:
          Common stock - $1 par value                  1,000          1,000
          Capital in excess of par                    21,366         21,366
          Retained earnings                           23,714         23,310
            Total shareholder's equity                46,080         45,676
                                                    $222,489       $224,397

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                      Quarter Ended     Three Quarters Ended
                                      September 30,         September 30,
                                      1996      1995      1996         1995
        Revenues:
          Casino                    $71,770   $76,058   $198,551     $206,690
          Rooms                       1,800     2,113      5,023        5,180
          Food and beverage           3,782     3,811      9,908        9,708
          Other casino/hotel
           revenues                   1,486     1,474      3,921        4,118
                                     78,838    83,456    217,403      225,696
        Expenses:
          Casino                     43,892    42,035    123,149      118,021
          Rooms                         720       819      2,705        2,701
          Food and beverage           4,216     4,091     11,392       10,731
          Other casino/hotel
           operating expenses         8,797     8,737     25,647       25,858
          Selling, general and
           administrative             8,422     8,697     25,822       27,459
          GGE parent services fee     2,657     2,790      7,197        7,436
          Depreciation                3,092     3,340      9,276       10,284
                                     71,796    70,509    205,188      202,490

        Earnings from operations      7,042    12,947     12,215       23,206

        Other income (deductions):
          Interest income               612       574      1,776        1,750
          Interest expense           (4,198)   (4,204)   (12,503)     (12,540)
          Amortization of debt
           discounts                   (371)     (318)    (1,084)      (1,083)

        Net earnings                $ 3,085   $ 8,999   $    404     $ 11,333

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                    Three Quarters Ended
                                                        September 30,
                                                     1996           1995

        Cash flows from operating activities:
          Cash received from customers            $ 215,915      $ 224,429
          Cash paid to suppliers and employees     (193,589)      (187,078)
            Cash flow from operations before
             interest and income taxes               22,326         37,351
          Interest received                           1,723          1,681
          Interest paid                             (15,382)       (15,288)
          Income taxes paid to GGE                     (240)
            Net cash provided by operating
             activities                               8,427         23,744

        Cash flows from investing activities:
          Payments for property and equipment        (5,026)       (10,791)
          CRDA deposits and bond purchases           (2,170)        (2,234)
            Net cash used in investing
             activities                              (7,196)       (13,025)

        Cash flows from financing activities:
          Proceeds from borrowing                                    1,815
          Repayments to GGE                            (501)        (2,777)
          Debt repayments                              (435)          (181)
            Net cash used in financing
             activities                                (936)        (1,143)

        Net increase in cash and cash
         equivalents                                    295          9,576
        Cash and cash equivalents at beginning
         of period                                   38,777         26,876
        Cash and cash equivalents at end of
         period                                   $  39,072      $  36,452

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

        B.   Agreement and Plan of Merger of GGE:

             On August 19, 1996, GGE entered into an Agreement and Plan of Merger, which was subsequently amended on October 10, 1996, (as amended, the "Merger Agreement") with Sun International Hotels Limited ("SIHL"), a Bahamian corporation, and Sun Merger Corp., a wholly owned subsidiary of SIHL. Under the Merger Agreement, a wholly owned subsidiary of SIHL will be merged with and into GGE (the "Merger"), with GGE surviving as a wholly owned subsidiary of SIHL. The Merger is subject to certain customary conditions. Management can give no assurance as to whether or when the Merger will be effected.

        C.   Reverse Repurchase Agreements:

             Cash equivalents at September 30, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with the institutions listed in the following table under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of October 1996.

        (In Thousands of Dollars)

             Prudential Securities, Inc.                    $16,345

             National Westminster Bank NJ                   $ 8,906


        D.   Complimentary Services:

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $9,775,000 and $9,554,000 for the third quarter of 1996 and 1995, respectively, and $22,557,000 and $22,193,000 for the first three quarters of 1996 and 1995, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

                                      Quarter Ended     Three Quarters Ended
                                      September 30,         September 30,
        (In Thousands of Dollars)    1996      1995       1996         1995

        Rooms                       $1,588    $1,438    $ 3,922      $ 3,737
        Food and beverage            4,723     4,653     12,591       12,802
        Other casino/hotel
         operations                  1,920     2,185      4,765        4,900

        Total allocated to casino   $8,231    $8,276    $21,278      $21,439

        E.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.
                                                     Three Quarters Ended
                                                         September 30,
        (In Thousands of Dollars)                      1996        1995

        Reconciliation of net earnings to net
         cash provided by operating activities:
          Net earnings                               $   404     $11,333
          Adjustments to reconcile net earnings
           to net cash provided by
           operating activities:
            Depreciation                               9,276      10,284
            Provision for doubtful receivables           501         887
            Provision for discount on CRDA
             obligations, net of amortization          1,150       1,175
            Deferred tax benefit                        (240)
            Amortization of debt discounts             1,084       1,083
            Net increase in receivables               (1,066)     (2,001)
            Net decrease in inventories and
             prepaid expenses                          1,613         570
            Net (increase) decrease in deferred
             charges and other assets                 (1,939)        525
            Net increase in accounts payable
             and accrued liabilities                     523       2,636
            Net decrease in interest payable
             to affiliate                             (2,879)     (2,748)

        Net cash provided by operating activities    $ 8,427     $23,744

        Non-cash investing and financing
         activities:
          Increase in liabilities for
           additions to other assets                    $136        $179


        F.   Commitments and Contingencies:

             Land Lease/Option

             RIH and GGE entered into a five year lease effective August 1, 1996 (the "Lease Agreement"), pursuant to which RIH is leasing approximately 3 acres to the north of Resorts Casino Hotel and GGE is leasing an additional .6 acres nearby (the "Leased Property"). In accordance with the Lease Agreement (i) RIH and GGE (collectively, the "Lessees") are required to pay rent of $825,000 per year plus related real estate taxes, (ii) the Lessees have an option to purchase the Leased Property for $12,000,000 on July 31, 1997 and every consecutive July 31 until and including the expiration date of the lease, July 31, 2001, and (iii) the lessor has an option to require the Lessees to purchase the Leased Property for $12,000,000 upon the expiration date of the lease.

              Casino Reinvestment Development Authority ("CRDA")

             As previously reported, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by RIH. These matters were dormant for an extensive period of time until late 1995 when RIH was contacted by the CRDA. CRDA legal representatives have recently indicated that
        Treasury may take a position that RIH owes additional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of RIH intends to contest these issues and believes a negotiated settlement with an insignificant monetary cost to RIH is possible.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        GENERAL

             See Note B of Notes to Consolidated Financial Statements for discussion of the Merger Agreement to which GGE is a party. Because consummation of the Merger is subject to various conditions, management can make no representations as to whether, or when, the Merger will be consummated or as to the possible impact of the Merger on RIH's financial condition and results of operations should the Merger be consummated.

        FINANCIAL CONDITION

        Liquidity

             At September 30, 1996 RIH had working capital of $24,075,000 including $38,322,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             RIH is the principal source of funds for servicing the $125,000,000 principal amount 11% Mortgage Notes due 2003 (the "Mortgage Notes") and
        the $35,000,000 principal amount 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of GGE. RIH owns $12,899,000 principal amount of the Junior Mortgage Notes. Annual interest expense on the Mortgage Notes and Junior Mortgage Notes, after reduction for interest on the $12,899,000 principal amount of Junior Mortgage Notes owned by RIH, totals approximately $16,500,000.

             RIHF will satisfy the interest payment due December 16, 1996 on its Junior Mortgage Notes by cash payment. Therefore, on that date RIH will pay interest due on its affiliated note payable to RIHF in cash. Also on December 16, 1996, RIH will receive interest due on the $12,899,000 principal amount of Junior Mortgage Notes owned by RIH.

        Capital Expenditures and Resources

             As previously disclosed GGE planned to construct up to 700 new hotel rooms, 70,000 square feet of casino space and a 2,000 space parking garage and transportation center on the 4.4 acre tract on the Boardwalk (the "Chalfonte Site") adjacent to Resorts Casino Hotel which GGE purchased in 1995. Subject to receipt of regulatory approvals, GGE planned to break ground in the fall of 1996 on the infrastructure necessary to support the full expansion. The first phase of construction was expected to consist of 500 new hotel rooms, 50,000 square feet of casino floor space and the new garage. Construction costs for this phase were estimated at approximately $200,000,000. RIH also recently entered into a five year lease with an option to purchase approximately 3 acres to the north of the Resorts Casino Hotel, purchased an adjacent parcel and was successful in vacating the portion of North Carolina Avenue that lies between the Chalfonte Site and Resorts Casino Hotel. These parcels together with the Chalfonte Site total more than 9 acres, all of which would play a role in GGE's expansion plans. Although the Merger Agreement limits the amount of capital expenditures that GGE can make on this project prior to consummation of the Merger or termination of the Merger Agreement, GGE is continuing with the process of obtaining permits and limited design activities. SIHL has advised GGE that if and when the Merger is consummated, SIHL expects to proceed with development of the Chalfonte Site, although it expects to reconsider the type of facility to be developed and significantly increase the amount to be invested.

             During   the   first   three   quarters  of  1996  RIH's  capital
        expenditures of $5,026,000 included computer system upgrades, the purchase of 81 slot machines (replacements for older models), corridor carpeting and other maintenance projects.

        RESULTS OF OPERATIONS

             RIH operates in one business segment. Following is a discussion of the results of operations for the third quarter and first three quarters of 1996 compared to 1995. The discussion should be read in conjunction with the Consolidated Financial Statements included herein.

        Revenues

             Casino revenues were down $4,288,000 for the third quarter and $8,139,000 for the first three quarters of 1996. For the third quarter slot win was down $3,140,000 and table game win was down $1,008,000. The decrease in slot win was primarily due to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games), though the amount wagered by patrons also decreased. Table game win was down due to both a decrease in amounts wagered by patrons and the effects of a decreased hold percentage.

             For the first three quarters of 1996 slot win was down $6,588,000 and table game win was down $1,347,000. The decrease in slot win was almost totally attributable to a decrease in hold percentage. The decrease in table game win resulted as the decrease in amounts wagered by patrons more than offset the effects of an increased hold percentage.

             Two factors negatively affected RIH's performance in the first three quarters - heightened competition in the Atlantic City market for patrons and severe weather conditions during the first quarter of 1996.

             As competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. In recent quarters certain competitors have increased complimentaries and cash giveaways dramatically. Although RIH did increase its promotions somewhat during the first quarter and more significantly during the second and third quarters, it still has elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. (In this regard, see "Earnings from Operations" below for a discussion of RIH's increased costs of promotions.) Consequently, RIH's market share of revenues has suffered. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in May 1996 which, combined, added approximately 1,100 hotel rooms and approximately 60,000 square feet of gaming space. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. Management can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

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

        Earnings from Operations

             For the third quarter and first three quarters of 1996 casino, hotel and related operating results decreased by $5,905,000 and $10,991,000, respectively, due to a combination of decreased revenues discussed above and a net increase in operating expenses. For the third quarter the most significant variance in operating expenses was an increase in casino promotional costs ($2,400,000). This was primarily due to an increase in the amount of cash giveaways to bus patrons as the cash giveaway per person increased, though RIH's number of bus passengers was down slightly.

             For the first three quarters the most significant variances in operating expenses were increases in casino promotional costs ($6,200,000) and payroll and related expenses ($1,100,000) and decreases in the accrual for performance incentive bonuses ($1,600,000) and depreciation expense ($1,000,000). Casino promotional costs increased primarily due to bus cash giveaways for the reasons noted above. The increase in payroll and related costs was due to increased salary and wage rates, while the average number of employees was down slightly for the period, and, to a lesser extent, increased costs of union and other benefits.


        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number                             Exhibit

              (27)       Financial data schedule.

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIH covering an event during the third quarter of 1996. No amendments to previously filed Forms 8-K were filed during the third quarter of 1996.

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


                                            RESORTS INTERNATIONAL HOTEL, INC.
                                                       (Registrant)




                                             /s/ Matthew B. Kearney
                                            Matthew B. Kearney
                                            Executive Vice President
                                            (Authorized Officer of
                                            Registrant and Chief
                                            Financial Officer)


        Date:  November 12, 1996

                           RESORTS INTERNATIONAL HOTEL, INC.

                          Form 10-Q for the quarterly period
                               ended September 30, 1996


                                     EXHIBIT INDEX


           Exhibit                               Reference to Previous Filing
           Number            Exhibit             or Page Number in Form 10-Q

            (27)     Financial data schedule     Page 15.