Form 10-K405
period 1996-12-31
RESORTS INTERNATIONAL HOTEL INC
filed 1997-03-21
CIK 841281

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                       Form 10-K


        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

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



                                     - continued-







                  Exhibit Index is presented on pages 60 through 68.

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

                                                          Yes  X    No

        As of February 28, 1997, there were 1,000,000 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

        The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K w i th the reduced disclosure format permitted by that General Instruction.

                                        PART I


        ITEM 1.  BUSINESS

             (a)  General Development of Business

             Resorts International Hotel, Inc. ("RIH") owns and operates Resorts Casino Hotel in Atlantic City, New Jersey. RIH was incorporated in New Jersey in 1903. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to that corporation for all periods. On
        December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized and existing under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.

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

        Merger

             The Merger is more fully described in SINA's proxy statement dated November 1, 1996.

             In connection with the Merger, SIHL filed an application for a plenary casino license (the "Plenary License") with the Casino Control Commission. On October 30, 1996, SIHL received an interim casino authorization ("ICA") from the Casino Control Commission and the Casino Control Commission approved the terms of an ICA trust document and the selection of an ICA trustee. Pending final determination by the Casino Control Commission with respect to SIHL's qualification for a Plenary License, all shares of common stock of SINA (the "SINA Common Stock") are held in a "stand by" trust (the "ICA Trust"). If SIHL receives a Plenary License, the ICA Trust will be terminated and the shares of SINA Common Stock will revert to SIHL. If the Casino Control Commission determines that there is reasonable cause to believe that SIHL should not be granted a Plenary License, the ICA Trust would be activated and the ICA trustee would take control of SINA pending a final determination by the Casino Control Commission with respect to SIHL's application for a Plenary License. In the event SIHL's application for a Plenary License were denied, the ICA trustee would be obligated to dispose of the SINA Common Stock and SIHL would be entitled to receive the lesser of (i) the fair market value or (ii) the price paid by SIHL for the securities.

             P u r suant to an accounting practice known as "push-down" accounting, as of December 31, 1996, RIH adjusted its consolidated net assets to reflect its portion of the cost of SIHL's investment in SINA. Accordingly, RIH's consolidated assets and liabilities were adjusted to their estimated fair values and its retained earnings were eliminated. See Note 1 of Notes to Consolidated Financial Statements for further discussion of this accounting treatment.

        1994 Restructuring

             In April 1994 the joint plan of reorganization (the "Plan") proposed by SINA, GGRI, RIH and certain other of SINA's subsidiaries was confirmed by the Bankruptcy Court for the District of Delaware and on May 3, 1994 (the "Restructuring Date") the Plan became effective.

             Pursuant to the Plan, certain of SINA's previously outstanding public debt was exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15, 2004. The Mortgage Notes and the Junior Mortgage Notes were issued by Resorts International Hotel Financing, Inc. ("RIHF"), a subsidiary of SINA, and are guaranteed by RIH. The Mortgage Notes are secured by a promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the Mortgage Notes. The Junior Mortgage Notes are secured by a promissory note made by RIH (the "RIH Junior Promissory Note" and, together with the RIH Promissory Note, the "RIH Notes"), the terms of which mirror the terms of the Junior Mortgage Notes. Until recently (see "1997 Refinancing" below), the RIH Notes and RIH's guarantees of the Mortgage Notes and the Junior Mortgage Notes were secured by liens on RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property and related personal property.

             For a discussion of other effects of the Plan on RIH see Note 3 of Notes to Consolidated Financial Statements.

        1997 Refinancing

             In February 1997 RIHF mailed to each holder of Mortgage Notes and Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding

        Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the indentures pursuant to which these securities were issued (the "Indentures") to, among other things, release the collateral described above. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent
        payment  (the  "Consent  Payment").    Holders  who  tendered  their
        securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, e x c luding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations of RIHF and operate under the Indentures, as amended.

             In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "New Notes") in a private placement which, after costs, resulted in net proceeds of approximately 194,000,000. These proceeds were loaned to RIH in exchange for a $200,000,000 promissory note (the "New RIH Note") with terms that mirror the terms of the New Notes, and RIH's guarantee of the New Notes. RIH transferred to RIHF (i) the portion of the proceeds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH (see Note 8 of Notes to Consolidated Financial Statements). In exchange for this, the RIH Notes will be canceled and RIH will issue new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes. The remainder of the proceeds will be used for general corporate purposes.

             (b)  Financial Information about Industry Segments

             RIH operates in one business segment. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

             (c)  Narrative Description of Business

        Gaming Facilities

             The Resorts Casino Hotel in Atlantic City, New Jersey, has a 70,000 square foot casino and a simulcast parimutuel betting and poker area of approximately 8,000 square feet. At December 31, 1996, these gaming areas contained 42 blackjack tables, 18 poker tables, 11 roulette tables, 10 dice tables, six Caribbean stud poker tables, four baccarat tables, two let it ride poker tables, two three card poker tables, two pai gow poker tables, two big six wheels, one sic bo table, one pai gow table, 2,350 slot machines, and five betting windows and four customer-operated terminals for simulcast parimutuel betting. Also included in the simulcast area is a keno lounge which has two keno cashier windows. There are also two keno windows in the bus waiting area and one on the casino floor.

             During 1996, RIH had total gaming revenues of $257,081,000. This compares to total gaming revenues of $267,757,000 for 1995 and $250,482,000 for 1994. In the last several years, approximately twelve new table games have been introduced in order to provide more variety than the basic five table games of blackjack, roulette, craps, baccarat and big six, which were the only games available for the initial 15 years of the gaming industry in Atlantic City. With the installation of more innovative slot machines and more aggressive marketing, RIH's slot revenues have become a larger proportionate share of total gaming revenues increasing from 51% in 1986 to 70% in 1996.

             Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

        Resort and Hotel Facilities

             The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel. It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the nine-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, one cocktail lounge, a VIP slot and table player lounge, an indoor swimming pool, a health club and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

             RIH owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. RIH also leases a lot (and has an option to purchase that lot) which provides valet parking for approximately 200 cars. In June 1995 SINA acquired approximately
        4.4 acres adjoining the Resorts Casino Hotel (the "Chalfonte Site") which acreage currently provides additional uncovered self parking for approximately 140 cars and valet parking for approximately 430 cars. This acreage was previously leased by RIH.

             Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino wagerers. For 1996, 1995 and 1994 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 95%, 94% and 91%, respectively. The average occupancy rate and weighted average daily room rental, excluding complimentary rooms, were 52% and $54, respectively, for 1996. This compares with 51% and $59, respectively, for 1995, and 47% and $64, respectively, for 1994.

        Capital Improvements

             RIH has pursued a major capital improvements program since 1989 in order to compete more effectively in the Atlantic City market. During these eight years capital additions at Resorts Casino Hotel exceeded $130,000,000 (excluding land acquisitions discussed below under "Expansion Plans"). In 1996 RIH's capital expenditures at Resorts Casino Hotel included computer system upgrades, the purchase of 147 slot machines (replacements for older models) and other capital
        maintenance  projects.    In  1995  RIH  expanded  its  casino  by
        approximately 10,000 square feet and added approximately 315 slot machines. Also in 1995, a new restaurant, California Pizza Kitchen, was constructed and opened, five suites were renovated and the exterior of the building was painted. In 1994 RIH purchased 221 slot machines, most of which replaced older models, and completed various capital maintenance projects. In prior years, RIH converted certain back-of-the-house space into an 8,000 square foot simulcast facility, opened the VIP slot and table player lounge, "Club Griffin," and converted the parking garage from valet to self-parking. RIH has a continual capital maintenance program whereby it renovates its guest rooms, replaces its slot machines with newer models, renovates its public areas, including restaurants, as well as improves its infrastructure such as elevators and air conditioning.

             During 1997, RIH expects to begin enhancing the Resorts Casino Hotel through the construction of additional parking, the renovation of approximately 500 of the hotel rooms and various improvements to the public areas. The planning for such renovation has just recently begun, and the costs and schedule therefor have not yet been determined. Thereafter, RIH intends to develop a significant addition to the existing property, which is discussed below under "Expansion Plans."

        Expansion Plans

             In  June  1995,  with SINA's purchase of the Chalfonte Site which includes approximately 265 feet of Boardwalk frontage, SINA announced its intention to expand the Resorts Casino Hotel by constructing hotel rooms, casino space and a parking garage on this acreage. Since that time RIH entered into a five year lease with an option to purchase approximately three acres to the north of the Resorts Casino Hotel, purchased an adjacent parcel and was successful in vacating the portion of North Carolina Avenue that lies between the Chalfonte Site and the Resorts Casino Hotel. These parcels, together with the Chalfonte Site, total more than nine acres, all of which are expected to be utilized in RIH's expansion plans. With SINA's execution of the agreement for the Merger, design activities on the project became very limited, although RIH continued with the process of obtaining certain permits.

             Subsequent to closing the Merger, officials of SIHL announced plans to transform Resorts Casino Hotel into a highly themed resort. At present, the project is in the conceptual design stage and detailed planning is expected to begin in 1998. The expansion is expected to include additional hotel rooms and a highly themed casino and entertainment complex. The new development would be integrated with the existing Resorts Casino Hotel and, when completed during 2000, management believes that it should be one of the first Las Vegas style gaming entertainment complexes in Atlantic City. The size and scope of the expansion depend, in part, upon the amount of additional land RIH and SINA are able to acquire. In addition, RIH's ability to carry out the expansion depends on a number of other factors, including receipt of adequate financing and certain state and local approvals.

        Marketing

             In prior years RIH utilized the celebrity status of Merv Griffin to market Resorts Casino Hotel. It is anticipated that in the future such utilization will be substantially reduced as RIH s marketing plan will be integrated into the SIHL corporate marketing plan whereby marketing efforts among Resorts Casino Hotel and certain of SIHL's other properties will be coordinated.

             RIH's marketing strategy will continue to focus on enhancing the appeal of the Resorts Casino Hotel to the mid and premium-level slot and table game players, although slot players have been, in recent years, the primary target of RIH's marketing efforts. In 1993 RIH introduced the "cash-back" program, which rewards slot players with cash refunds or complimentaries based on their volume of play, and expanded and upgraded "Hollywood Hills," its high-limit slot area. This area was further expanded in late May 1995. In the fall of 1994, RIH increased its charter flight program to recapture lost market share in table win. The charter program was further expanded in 1995 to attract mid-level slot players. In the fall of 1994, RIH introduced the "Griffin Games," created by Merv Griffin, whereby slot players are chosen at random to participate in daily slot tournaments and the daily tournament winners qualify to participate in a $100,000 "winners tournament." In January 1995 the "Griffin Games" were expanded to include patrons playing blackjack and, from January 1996 until their conclusion in October 1996, they were further expanded to include roulette players. RIH also has a

        VIP slot and table player lounge which serves complimentary food and beverages.

             As  in  prior  years,  RIH  continues  to rely heavily on its bus program  to  supply  a critical mass of low to mid-level slot players.
        During the latter part of 1995 and throughout 1996, the subsidized cost for attracting bus patrons increased substantially in the Atlantic City casino market. See "Revenues" and "Earnings from Operations" in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS" for a discussion of RIH's increased promotional costs. In addition to the above, RIH continues to emphasize entertainment as an integral part of its marketing program. The musical variety show "Funderful," created and produced by Merv Griffin, opened in September 1996 to excellent reviews. This show will terminate in March 1997 and will be replaced by mid-level headliners such as Melissa Manchester, Anthony Newley and Freddie Roman. The entertainment schedule is supplemented on a monthly basis with headliners who in 1996 included, among others, Regis and Kathie Lee, Rosie O Donnell, Tony Danza, Wayne Newton, Tom Jones and the Beach Boys.

        New Convention Center and Casino/Hotel Expansions

             In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. Management of RIH understands that the new convention center will have 500,000 square feet of exhibit space and an additional 109,000 square feet of meeting rooms. Construction of the new convention center began in early 1993 and its official opening is scheduled for May 1997.

             The  convention  center  is  part of a broader plan that includes expansion of the Atlantic City International Airport, the transformation of the main entryway into Atlantic City into a new corridor and the construction of a new 500 room convention hotel. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the proposed convention center. See further discussion under "Transportation Facilities" below. The corridor will link the new convention center and hotel with the Boardwalk. In all, six blocks are to be transformed into an expansive park with extensive landscaping, night-time lighting, a large fountain and pool with a 86-foot lighthouse.

             It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. In April 1996 construction of the 500 room convention hotel commenced; this hotel is expected to open in November 1997. To further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175,000,000 has been set aside by the Casino Reinvestment

        Development Authority (the "CRDA"), a public authority created under the Casino Control Act, to aid in financing such projects. To date, the CRDA has approved the expansion projects submitted by eight casino/hotels which are to receive CRDA financing totaling approximately $140,000,000. More than 1,300 new hotel rooms have already opened and approximately 2,200 more may be added, in connection with this financing. Applications are currently being evaluated by the CRDA for use of the remaining monies. Also, Mirage Resorts, Inc. ("Mirage"), a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximately 180 acre tract in the Marina area of Atlantic City. Mirage proposes to build a $750,000,000, 2,000 room casino/hotel, Boyd Gaming Corp. proposes to build a $500,000,000, 1,000 room casino/hotel and Circus Circus Enterprises, Inc. proposes to build a $600,000,000, 2,000 room casino/hotel on that tract. Management of RIH understands that the State of New Jersey and Mirage have reached an agreement as to financing the costs of constructing a tunnel and connector road link between the Atlantic City Expressway and the Marina area, which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The tunnel construction is scheduled to start in mid-1998 and be completed by 2000. Mirage has indicated that its proposed resort will open shortly after the roadway is complete. MGM Grand Inc. has also announced plans for the construction of a new casino/hotel in the South Inlet section of Atlantic City.

             Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, management of RIH, at this point, can make no representations as to whether, to what extent or how these developments may affect RIH's operations.

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

             Also, in 1989 the terminal at the Atlantic City International Airport (located approximately 12 miles from Atlantic City) was expanded to handle additional air carriers and large passenger jets. A further expansion, which doubled the size of the terminal and added departure gates, an improved baggage handling system and sheltered walkways connecting the terminal and planes was completed in 1996. However, scheduled service to that airport from major cities by national air carriers remains extremely limited.

             Since the inception of gaming in Atlantic City there has been no significant change in the industry's marketing base or in the principal means of transportation to Atlantic City, which continues to be automobile and bus. The resulting geographic limitations and traffic congestion have restricted Atlantic City's growth as a major destination resort.

             RIH continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino Resort (the "Taj Mahal"), which connects Pennsylvania and Maryland Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To accommodate its bus patrons, Resorts Casino Hotel has a waiting facility which is located indoors, adjacent to the casino, and offers various amenities.

             In conjunction with a street beautification and housing project that was recently given preliminary approval by the CRDA, that agency is in the process of engaging consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Casino Hotel. Also, as noted in "New Convention Center and Casino/Hotel Expansions" above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area is proposed to start in mid-1998.

        Competition

             Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,000,000 square feet of gaming area, including simulcast betting and poker rooms, and 9,600 hotel rooms. In 1996 two competing properties in Atlantic City opened significant expansions which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

             The Resorts Casino Hotel is located at the eastern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the "Showboat"). These three properties have a total of approximately 2,600 hotel rooms and approximately 314,000 square feet of gaming space in close proximity to each other. In 1996, the three casino/hotels combined generated approximately 29% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the west on the Boardwalk or in the Marina area of Atlantic City.

             In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is a casino/hotel operated by the Pequot Tribe which currently has more than 4,500 slot machines and whose slot revenue for the year 1996 was almost $630,000,000, which is more than twice the slot revenue of the largest casino/hotel in Atlantic City. The other, the Mohegan Sun Casino which opened in October 1996 and is co-managed by a subsidiary of SIHL, has more than 2,600 slot machines. In 1993 the Oneida Indians opened a casino near Syracuse, New York, which they are now seeking to expand. Other Indian tribes in the states of New York and Rhode Island are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, in late 1995 and during 1996, three racetracks in the State of Delaware began operating slot machines.

             This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH's operations as well as the Atlantic City gaming industry.

        Gaming Credit Policy

             Credit  is  extended  to  selected  gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 19% of table game volume at the Resorts Casino Hotel in 1996, 19% in 1995 and 21% in 1994. The credit play percentage of table game volume for the Atlantic City industry excluding RIH was 24% in 1996, 22% in 1995 and 23% in 1994. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3,823,000, $3,813,000 and $4,216,000 as of December 31, 1996, 1995 and 1994, respectively. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

        Employees

             RIH had a maximum of approximately 3,800 employees during 1996 and RIH believes that its employee relations are satisfactory. Approximately 1,600 of RIH's employees are represented by unions. Of these employees, approximately 1,200 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

             All of RIH's casino employees and casino hotel employees must be licensed under the Casino Control Act. Casino hotel employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Each casino and casino hotel employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience and New Jersey residency. Hotel employees are no longer required to be registered with the Casino Control Commission.

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

             There were significant regulatory changes in recent years. In addition to the approval of new games, the Casino Control Act was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the Casino Control Commission. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate cash flow to finance hotel construction. Previous law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the minimum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation (i) no longer requires hotel employees to be registered, (ii) extends the term for casino and casino key employee license renewals from two years to four years and (iii) allows greater efficiency by either reducing or eliminating the time permitted the Casino Control Commission to approve internal controls, patron complimentary programs and the movement of gaming equipment.

             Casino License

             A casino license is initially issued for a term of one year and must be renewed annually by action of the Casino Control Commission for the first two renewal periods succeeding the initial issuance of a casino license. The Casino Control Commission may renew a casino license for a period of four years, although the Casino Control
        Commission may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the Casino Control Commission. The Casino Control Act also requires an operations certificate which, in effect, has a term coextensive with that of a casino license.

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

             In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of SINA provides that all securities of SINA are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes, Junior Mortgage Notes and New Notes are all subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.

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

             License Fees, Taxes and Investment Obligations

             The Casino Control Act provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create an Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57,300,000, the prior year's budget for these agencies, the amount of the difference is to be contributed to the AC Fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee's share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

             The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon RIH by the Casino Control Commission.

                                                    For the Year
                                          1996         1995          1994

        Gaming tax                    $20,661,000  $21,402,000   $19,996,000
        License, investigation,
         inspection and other fees      3,672,000    3,917,000     4,218,000
        Contribution to AC Fund           570,000      224,000

                                      $24,903,000  $25,543,000   $24,214,000



             The  Casino  Control  Act,  as  originally  adopted,  required  a licensee to make investments equal to 2% of the licensee's gross revenue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. As discussed in Note 13 of Notes to Consolidated Financial Statements certain issues have been raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983.

             Effective  for  1984  and  subsequent  years,  the amended Casino
        Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations for the years 1996, 1995 and 1994 amounted to $3,229,000, $3,348,000 and $3,124,000, respectively, and, with the exception of minor credits received in 1995 and 1996 for making donations, have been satisfied by deposits made with the CRDA. At December 31, 1996, RIH held $6,859,000 face amount of bonds issued by the CRDA and had $19,701,000 on deposit with the CRDA. The CRDA bonds issued through 1996 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.

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

             RIH leased the approximately 4.4 acre Chalfonte Site, which it uses for parking, from SINA from the date SINA acquired the property in June 1995 through the end of 1996. Prior thereto, RIH leased this property from an unaffiliated party.


        ITEM 3.  LEGAL PROCEEDINGS

             Not applicable.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.


                                        PART II


        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             There is no trading market for RIH's common stock, all of which is owned by GGRI.

             No dividends were paid on RIH stock during the last two fiscal years.

             The indentures pursuant to which the New Notes were issued contain certain restrictions as to the payment of dividends by RIH.

            ITEM 6.  SELECTED FINANCIAL DATA

                 The information presented below should be read in conjunction with the consolidated financial statements, including notes thereto, presented under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

            (In Thousands of Dollars)
                                                                      For the Year Ended December 31,
            Operating Information (Note A)               1996         1995          1994          1993         1992
            Operating revenues                        $281,816      $293,226     $276,733      $ 271,479    $ 262,740

            Earnings from operations                  $  8,815      $ 26,346     $ 20,791      $  12,068    $  21,049
            Recapitalization costs (Note B)                                          (975)        (2,727)        (874)
            Other income (deductions), net (Note C)    (15,936)      (15,806)      (7,992)         7,422        7,181
            Earnings (loss) before income taxes
             and extraordinary item                     (7,121)       10,540       11,824         16,763       27,356
            Income tax expense (Note D)                                                             (400)     (10,942)
            Earnings (loss) before extraordinary
             item                                       (7,121)       10,540       11,824         16,363       16,414
            Extraordinary item (Note E)                                             4,008
            Net earnings (loss)                       $ (7,121)     $ 10,540     $ 15,832      $  16,363    $  16,414




                                                                              At December 31,
            Balance Sheet Information (Note A)           1996         1995          1994          1993         1992

            Total assets                              $351,402      $224,397     $212,734      $ 264,164    $ 250,636

            Current maturities of notes payable to
             affiliate and other long-term debt
             (Note F)                                 $    636      $    589                   $ 325,000    $     643

            Notes payable to affiliate and other
             long-term debt, excluding current
             maturities (Note F)                      $156,210      $127,680     $125,309                   $ 325,904

            Shareholder's equity (deficit)            $118,083      $ 45,676     $ 35,136      $(147,995)   $(164,358)

            /TABLE

         Notes to Selected Financial Data

        Note A: See Note 1 of Notes to Consolidated Financial Statements for a discussion of the Merger in 1996 and the related change in basis of accounting.

                See Note 3 of Notes to Consolidated Financial Statements for a description of the transactions that occurred in connection with the Plan, which was effective May 3, 1994.

        Note B: Recapitalization costs in 1992 through 1994 represent RIH's allocated portion of SINA's consolidated recapitalization costs.

        Note C: This item includes interest income, interest expense and amortization of debt discounts.

        Note D: See Notes 2 and 11 of Notes to Consolidated Financial Statements for discussion of income taxes for 1996, 1995 and 1994.

                In August 1993 tax law changes were enacted which resulted in an increase in RIH's federal income tax rate. This increase resulted in a $400,000 increase in RIH's deferred income tax liability and a deferred income tax provision of the same amount. In 1992 RIH had an agreement with SINA to provide for federal and state income taxes at a combined rate of 40%.

        Note E: In November 1994, RIH purchased $12,899,000 principal amount of Junior Mortgage Notes at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

        Note  F:These  items  are  presented  net  of  unamortized  premiums
        (discounts).


        ITEM  7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND
                 RESULTS OF OPERATIONS

        FINANCIAL CONDITION

        Liquidity

             At December 31, 1996, RIH's current assets included unrestricted cash and equivalents of $20,892,000. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs. Although at December 31, 1996, RIH's current liabilities exceeded its current assets by $8,993,000, with the financial support of SIHL, management of RIH does not foresee any difficulty in meeting its current obligations as they become due.

             As described in Note 3 of Notes to Consolidated Financial Statements, in 1994 SINA restructured certain of its previously outstanding public debt pursuant to a prepackaged bankruptcy plan. Pursuant to the Plan and since the Restructuring Date, through its affiliated notes payable to RIHF, RIH has been the principal source of funds for servicing the Mortgage Notes and the Junior Mortgage Notes.

             In March 1997 SIHL and SINA loaned the approximately $194,000,000 of net proceeds, after costs, of the New Notes to RIH in exchange for the $200,000,000 New RIH Note and RIH's guarantee of the New Notes.
        RIH  then  transferred  to  RIHF  (i)  the  portion  of  the  proceeds
        ($153,712,000) needed to purchase the Mortgage Notes and the Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the RIH Notes will be canceled and RIH will issue new promissory notes to RIHF in the amounts of $5,355,000 and $1,100,000 and with terms that mirror the terms of the remaining Mortgage Notes and Junior Mortgage Notes, respectively. The remaining proceeds will be used for general corporate purposes. See Note 14 of Notes to Consolidated Financial Statements for further discussion of these transactions.

        Capital Expenditures and Other Uses of Funds

             In recent years, capital expenditures have consistently been a significant use of financial resources by RIH. Capital expenditures in 1994 for Resorts Casino Hotel totaled $7,744,000 and included the purchase of 221 slot machines, most of which replaced older models, the purchase of equipment and minor renovations to accommodate keno and Caribbean stud poker and various other capital maintenance projects. Capital expenditures in 1995 at Resorts Casino Hotel totaled $13,272,000. These included approximately $4,000,000 for the conversion of certain existing facilities into an additional 10,000 square feet of casino gaming area as RIH modified a portion of its bus waiting area to house approximately 155 slot machines and converted Mr. G's lounge to accommodate approximately 160 more slot machines.
        The cost noted above includes the cost of slot machines and related equipment. RIH also converted the space formerly occupied by the Celebrity Deli into a California Pizza Kitchen and the Oceanside cocktail lounge at a cost of approximately $2,900,000. The balance of capital expenditures for 1995 included approximately $900,000 for suite renovations, as well as various other capital maintenance projects. Expenditures for improvements at Resorts Casino Hotel during 1996 totaled $8,252,000. These included computer system upgrades, the purchase of 147 slot machines (replacements for older models), carpeting and other maintenance projects. During 1997, RIH expects to begin enhancing the Resorts Casino Hotel through the construction of additional parking, the renovation of approximately 500 of the hotel rooms and various improvements to public areas. The planning for such renovation has just recently begun, and the costs and schedule therefor have not yet been determined.

             In 1996 RIH entered into a five year lease with an option to purchase approximately three acres to the north of Resorts Casino Hotel. Also in 1996 RIH purchased an adjacent property and demolished the improvements on it and the newly leased property at an aggregate cost of approximately $4,900,000. In 1996 RIH was also successful in vacating the portion of North Carolina Avenue that lies between the Chalfonte Site and the Resorts Casino Hotel. In all, these parcels total more than nine acres, which are expected to be utilized in RIH's expansion plans. With the execution of the agreement for the Merger, design activities on the project became very limited, although RIH continued with the process of obtaining certain permits.

             Subsequent to closing the Merger, officials of SIHL announced plans to transform Resorts Casino Hotel into a highly themed resort. At present, the project is in the conceptual design stage and detailed planning is expected to begin in 1998. The expansion is expected to include additional hotel rooms and a highly themed casino and entertainment complex. The size and scope of the expansion depend, in part, upon the amount of additional land RIH and SINA are able to acquire. In addition, RIH's ability to carry out the expansion depends on a number of other factors, including receipt of adequate financing and certain state and local approvals.

             Pursuant to the Plan, in May 1994, RIH distributed all of its cash and cash equivalents in excess of $15,000,000 as of the Restructuring Date, which amounted to $12,262,000, to GGRI. GGRI, in turn, distributed such cash to SINA for its ultimate distribution to certain of SINA's noteholders pursuant to the Plan.

             In November 1994 RIH purchased $12,899,000 principal amount of Junior Mortgage Notes at a price of $6,740,000.

             Another significant use of funds in the last several years has been deposits with the CRDA as required by the Casino Control Act.

        Capital Resources and Other Sources of Funds

             Although cash flow from operations suffered in 1996, operations have typically been the most significant source of funds to RIH.

             In 1995, in connection with the casino expansion at Resorts Casino Hotel, RIH financed the purchase of slot machines and related equipment with a $1,815,000 bank loan.

        RESULTS OF OPERATION

             RIH operates in one business segment. Following is a discussion of the results of operations for 1996 compared to 1995 and 1995 compared to 1994. The discussion should be read in conjunction with the consolidated financial statements included herein.

        Revenues

             Casino revenues at RIH decreased by $10,676,000 in 1996 and increased by $17,275,000 in 1995. In 1996 RIH's slot win decreased by $7,050,000 due primarily to a decrease in hold percentage (ratio of casino win to total amount wagered for slots or total amount of chips purchased for table games), though the total amount wagered also decreased. In 1996 RIH's table game win decreased by $3,183,000 as the effects of a decrease in amounts wagered were partially offset by the effects of an increased hold percentage.

             Two factors negatively affected RIH's performance in 1996 - heightened competition for patrons in the Atlantic City market and severe weather conditions during the first quarter of 1996.

             A s competition for patrons has intensified, promotions - complimentary services (rooms, food and beverage provided to patrons without charge), cash giveaways and events - have increased. Commencing in late 1995, and escalating dramatically in 1996, certain competitors increased complimentaries and cash giveaways. Although RIH did increase its promotions somewhat in early 1996 and more significantly during the second and third quarters, it has elected not to keep pace with the industry's increased promotions due to the belief that the resulting increase in gaming win would not be sufficient to justify the incremental costs incurred. (In this regard, see "Earnings from Operations" below for a discussion of RIH's increased costs of promotions.) Consequently, RIH's market share of revenues has suffered. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in May 1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. See "New Convention Center and Casino/Hotel Expansions" under "ITEM 1. BUSINESS - (c) Narrative Description of Business" for related discussion. Management of RIH can give no assurance that the increased cost of obtaining gaming revenues will not continue in future periods.

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

             In 1995 RIH's slot win increased by $16,310,000, due to increased amounts wagered, and its table game win increased by $2,275,000, primarily due to an increase in hold percentage. The increased amounts wagered by slot patrons reflect the 10,000 square-foot casino expansion during 1995, which enabled RIH to increase its number of slot machines by more than 15%, as well as increased emphasis on bus and junket air programs.

        Earnings from Operations

             Casino, hotel and related operating results decreased by $17,531,000 for 1996 due to a combination of decreased revenues discussed above and a net increase in operating expenses. The most significant variances in operating expenses were increases in casino promotional costs ($7,600,000) and payroll and related expenses ($1,900,000) and decreases in the accrual for performance and incentive bonuses ($1,700,000), depreciation expense ($1,100,000) and casino win taxes ($700,000). Casino promotional costs increased primarily due to cash giveaways to bus patrons as the cash giveaway per person increased significantly, though RIH's number of bus passengers was down slightly. The increase in payroll and related costs was due to increased costs of union and other benefits and, to a lesser extent, increased salary and wage rates; the average number of employees was down slightly.

             Casino, hotel and related operating results increased by $5,555,000 for 1995 as the increased revenues described above were partially offset by a net increase in operating costs. The most significant variances in operating expenses were increases in casino promotional costs ($7,300,000), casino win tax ($1,500,000), payroll and related costs ($1,000,000) and the accrual for performance and incentive bonuses ($1,000,000). Casino promotional costs increased due to an expanded junket air program as well as increases in the amount of cash giveaway to bus patrons. Casino win tax increased relative to the increase in casino revenues. Payroll and related costs increased due to increased salary and wage rates, as the average number of employees was down slightly for the year.

             For a discussion of competition in the Atlantic City casino/hotel industry see "Competition" under "ITEM 1. BUSINESS - (c) Narrative Description of Business."

        Other Income (Deductions)

             RIH's interest expense before the Restructuring Date was limited to minor amounts incurred on capitalized lease obligations. Since the Restructuring Date, RIH has borne, indirectly, the interest on the Mortgage Notes and the Junior Mortgage Notes through notes payable to RIHF, the terms of which mirror the terms of such notes. RIH will also bear, indirectly, interest on the $200,000,000 New Notes. See
        Note 8 of Notes to Consolidated Financial Statements for the terms of the Mortgage Notes and Junior Mortgage Notes and Note 14 for the terms of the New RIH Note.

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             RIH's consolidated financial statements and supplementary data are presented on the following pages:

                                                                   Page
        Financial Statements                                     Reference

        Report of Independent Auditors                                26

        Consolidated Balance Sheets at December 31,
         1996 and 1995                                                27

        Consolidated Statements of Operations for the
         years ended December 31, 1996, 1995 and 1994                 29

        Consolidated Statements of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994                 30

        Consolidated Statements of Changes in
         Shareholder's Equity for the years ended
         December 31, 1996, 1995 and 1994                             31

        Notes to Consolidated Financial Statements                    32

        Financial Statement Schedule:

          Schedule II:  Valuation Accounts for the
                         years ended December 31,
                         1996, 1995 and 1994                          51

        Supplementary Data

        Selected Quarterly Financial Data (Unaudited)                 52

                            REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Shareholder
        Resorts International Hotel, Inc.


             We  have  audited  the accompanying consolidated balance sheet of
        Resorts  International  Hotel,  Inc.  as  of  December 31, 1996 (post-
        acquisition  basis).    We  have  also  audited  the  accompanying
        consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996 (pre-acquisition basis). Resorts International Hotel, Inc. is an indirect wholly owned subsidiary of Sun International Hotels Limited. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel, Inc. at December 31, 1996 (post-acquisition basis), and at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 (pre-acquisition basis), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/  Ernst & Young LLP

        Philadelphia, Pennsylvania
        February 14, 1997,
        except for Note 14, as to which the date is March 17, 1997

                        RESORTS INTERNATIONAL HOTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                        December 31,
                                                    1996
        Assets                                    (Note 1)         1995

        Current assets:
          Cash (including cash equivalents
           of $3,553 and $22,334)                 $ 20,892       $ 38,027
          Restricted cash equivalents                  750            750
          Receivables, net                           5,936          6,933
          Inventories                                1,194          2,447
          Prepaid expenses                           1,844          6,078
            Total current assets                    30,616         54,235

        Property and equipment:
          Land and land rights                      72,254         53,060
          Land improvements                            932            158
          Hotels and other buildings               122,314        115,960
          Furniture, machinery and equipment        13,726         50,036
          Construction in progress                                    200
                                                   209,226        219,414
          Less accumulated depreciation                           (62,074)
            Net property and equipment             209,226        157,340

        Deferred charges and other assets           12,637         12,822

        Goodwill                                    98,923

                                                  $351,402       $224,397



        See Notes to Consolidated Financial Statements.

                           RESORTS INTERNATIONAL HOTEL, INC.
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousand of Dollars, except par value)


                                                        December 31,
        Liabilities and Shareholder's               1996
         Equity                                   (Note 1)         1995

        Current liabilities:
          Current maturities of long-term debt    $    636       $    589
          Accounts payable and accrued
           liabilities                              32,307         26,044
          Interest payable to affiliate              4,244          4,244
          Due to SINA                                2,422          1,214
            Total current liabilities               39,609         32,091

        Notes payable to affiliate, net
         of unamortized premiums (discounts)       155,927        126,761

        Other long-term debt                           283            919

        Deferred income taxes                       37,500         18,950

        Commitments and contingencies
         (Note 13)

        Shareholder's equity:
          Common stock - $1 par value
           - 1,000,000 shares outstanding            1,000          1,000
          Capital in excess of par                 117,083         21,366
          Retained earnings                                        23,310
            Total shareholder's equity             118,083         45,676

                                                  $351,402       $224,397



        See Notes to Consolidated Financial Statements.

                           RESORTS INTERNATIONAL HOTEL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)


                                           For the Year Ended December 31,
                                             1996       1995       1994

        Revenues:
          Casino                           $257,081   $267,757   $250,482
          Rooms                               6,547      6,978      7,134
          Food and beverage                  13,044     12,704     14,609
          Other casino/hotel revenues         5,144      5,787      4,508
                                            281,816    293,226    276,733

        Expenses:
          Casino                            163,785    156,091    143,748
          Rooms                               3,592      3,698      3,243
          Food and beverage                  14,985     14,235     15,823
          Other casino/hotel operating
           expenses                          33,784     34,155     34,759
          Selling, general and
           administrative                    35,147     35,635     36,101
          SINA parent services fee            9,363      9,651      9,082
          Depreciation                       12,345     13,415     13,186
                                            273,001    266,880    255,942

        Earnings from operations              8,815     26,346     20,791

        Other income (deductions):
          Interest income                     2,293      2,386      3,623
          Interest expense                  (16,702)   (16,740)   (10,858)
          Amortization of debt discounts     (1,527)    (1,452)      (757)
          Recapitalization costs                                     (975)

        Earnings (loss) before
         extraordinary item                  (7,121)    10,540     11,824
        Extraordinary item                                          4,008

        Net earnings (loss)                $ (7,121)  $ 10,540   $ 15,832



        See Notes to Consolidated Financial Statements.

                                                   RESORTS INTERNATIONAL HOTEL, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In Thousands of Dollars)

                                                                                    For the Year Ended December 31,
                                                                                 1996             1995            1994
            Cash flows from operating activities:
              Cash received from customers                                    $ 280,445        $ 291,573       $ 274,467
              Cash paid to suppliers and employees                             (266,634)        (247,048)       (242,154)
                Cash flow from operations before interest and income taxes       13,811           44,525          32,313
              Interest received                                                   2,307            2,308           1,296
              Interest paid                                                     (16,702)         (16,609)         (6,745)
              Income taxes paid to SINA                                                             (450)
                Net cash provided by (used in) operating activities                (584)          29,774          26,864

            Cash flows from investing activities:
              Payments for property and equipment                               (13,126)         (13,019)         (7,744)
              Purchase of $12,899,000 principal amount of Junior Mortgage
               Notes                                                                                              (6,740)
              CRDA deposits and bond purchases                                   (3,070)          (3,152)         (3,044)
              Proceeds from sale of property and equipment                                                           116
                Net cash used in investing activities                           (16,196)         (16,171)        (17,412)

            Cash flows from financing activities:
              Payments of Merger costs                                             (974)
              Proceeds from borrowing                                                              1,815
              Distribution to GGRI                                                                               (12,262)
              Advances from (repayments to) SINA                                  1,208           (3,197)          4,788
              Recapitalization costs paid to SINA                                                                   (975)
              Repayments of non-affiliated debt                                    (589)            (320)            (74)
                Net cash used in financing activities                              (355)          (1,702)         (8,523)

            Net increase (decrease) in cash and cash equivalents                (17,135)          11,901             929
            Cash and cash equivalents at beginning of period                     38,777           26,876          25,947
            Cash and cash equivalents at end of period                        $  21,642        $  38,777       $  26,876



            See Notes to Consolidated Financial Statements.
            /TABLE

                         RESORTS INTERNATIONAL HOTEL, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            (In Thousands of Dollars)

                                                   Capital in
                                                  excess of par
                                                   (excess of
                                                   liabilities
                                                 over assets at
                                       Common    August 31, 1990    Retained
                                       Stock     reorganization)    earnings

        Balance at December 31, 1993   $  -0-       $(198,829)      $ 50,834

        Distribution of RIH
         Promissory Note and RIH
         Junior Promissory Note
         to SINA                                      (38,168)       (53,896)

        Shares issued to GGRI in
         exchange for the RIH-GGRI
         Note                           1,000         324,000

        Distribution of RIB Note
         and accrued interest
         thereon to GGRI                              (53,375)

        Distribution to GGRI                          (12,262)

        Net earnings for year 1994                                    15,832

        Balance at December 31, 1994    1,000          21,366         12,770

        Net earnings for year 1995                                    10,540

        Balance at December 31, 1995    1,000          21,366         23,310

        Net loss for year 1996                                        (7,121)

        Transactions relating to
         Merger:
          Eliminate pre-Merger
           retained earnings                           16,189        (16,189)
          Fair value adjustments                       79,528

        Balance at December 31, 1996
         (Note 1)                      $1,000       $ 117,083       $    -0-



        See Notes to Consolidated Financial Statements.

                        RESORTS INTERNATIONAL HOTEL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE 1 - MERGER AND BASIS OF ACCOUNTING

             Resorts International Hotel, Inc. ("RIH") owns and operates Resorts Casino Hotel, a casino/hotel complex located in Atlantic City, New Jersey. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Resorts International, Inc. until June 30, 1995, and as Griffin Gaming & Entertainment, Inc. from June 30, 1995 until February 6, 1997. "SINA" is used herein to refer to that corporation for all periods.

             On December 16, 1996 (the "Effective Time"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.

             The Merger was accounted for as a purchase and, according to an accounting practice known as "push-down" accounting, RIH adjusted its consolidated net assets to reflect its portion of the cost of SIHL s investment in SINA. In doing so, RIH s consolidated assets and liabilities were adjusted to their estimated fair values based on independent appraisals, evaluations, estimations and other studies. As such appraisals and other valuations are incomplete at this time, the fair value adjustments reflected herein are management s preliminary determination of such values based on information currently available. Once all appraisals and valuations are complete, it is possible that additional valuation adjustments may be required. All of SINA's consolidated goodwill, which results from the excess of SIHL's investment in SINA over the fair value of SINA's net assets, was attributed to RIH, SINA's only subsidiary with significant operations. The allocation of the excess of RIH s portion of SIHL s investment in SINA over RIH s net book value was as follows:

        (In Thousands of Dollars)

             Decrease in current assets                 $(13,285)
             Increase in property and equipment           51,140
             Decrease in deferred charges and other
              assets                                      (6,160)
             Increase in goodwill                         98,923
             Increase in current liabilities              (4,901)
             Increase in notes payable to affiliate      (27,639)
             Increase in deferred tax liability          (18,550)

                                                        $ 79,528



             Goodwill will be amortized on the straight-line basis over 40 years. The appraisals and other valuation methods used to establish fair values of certain of RIH s property and equipment also provided revised estimates of remaining depreciable lives of such assets which, particularly for hotels and other buildings, were greater than those previously used by RIH.

             Because the impact of the basis adjustments on RIH s consolidated statement of operations for the period between the Effective Time and December 31, 1996 was immaterial, RIH recorded the basis adjustments as of December 31, 1996. The impact on RIH s operations will be reflected in RIH s consolidated statements of operations commencing January 1, 1997.

        Pro Forma Information (Unaudited)

             The following unaudited pro forma information reflects the results of RIH s operations as though the Merger had occurred at the beginning of each year presented and includes (i) adjustments for amortization of goodwill, (ii) changes in amortization of debt discounts (premiums) and depreciation due to basis adjustments and
        (iii) tax effects. The pro forma information is not necessarily indicative of future results or what RIH s results of operations would actually have been had the Merger occurred at the beginning of each year.

        (In Thousands of Dollars)                   1996           1995

             Operating revenues                   $281,816       $293,226
             Net earnings (loss)                  $ (4,996)      $  6,120

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Complimentary Services

             The Consolidated Statements of Operations reflect each category of operating revenues excluding the retail value of complimentary services provided to casino patrons without charge. The retail value of such complimentary services excluded from revenues amounted to $30,267,000, $28,494,000 and $26,074,000 for the years 1996, 1995 and
        1994, respectively. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

        (In Thousands of Dollars)            1996       1995       1994

        Rooms                              $ 5,190    $ 4,813    $ 4,016
        Food and beverage                   17,035     16,846     14,547
        Other casino/hotel operations        6,586      6,403      7,404

        Total allocated to casino          $28,811    $28,062    $25,967

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

        Property and Equipment

             For the periods presented herein, property and equipment have been depreciated over their estimated useful lives reported below using the straight-line method for financial reporting purposes.


             Land improvements                         10 years

             Hotels and other buildings              22 - 28 years

             Furniture, machinery and equipment       4 - 5 years



             In conjunction with the Merger, certain estimated useful lives have been revised and will be used to depreciate property and equipment for financial reporting purposes commencing in 1997.

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

        Income Taxes

             RIH and SINA's other domestic subsidiaries file consolidated federal income tax returns with SINA.

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

             Certain indentures described in Note 8 provide for a tax sharing agreement between RIH and SINA which limits RIH's tax payments to SINA to reimbursements of cash payments made by SINA for income or alternative minimum taxes arising from the earnings or operations of RIH.

         NOTE 3 - 1994 RESTRUCTURING

               In April 1994 the joint plan of reorganization (the "Plan") proposed by SINA, GGRI, RIH and certain other of SINA's subsidiaries was confirmed by the Bankruptcy Court for the District of Delaware and on May 3, 1994 (the "Restructuring Date") the Plan became effective.

               Pursuant to the Plan, certain of SINA's previously outstanding public debt was exchanged for, among other things, $125,000,000 principal amount of 11% Mortgage Notes (the "Mortgage Notes") due September 15, 2003 and $35,000,000 principal amount of 11.375% Junior Mortgage Notes (the "Junior Mortgage Notes") due December 15,
        2004.    The  Mortgage  Notes  and  the Junior Mortgage Notes were
        issued by Resorts International  Hotel  Financing,  Inc.  ("RIHF"),
        a subsidiary of SINA, and are guaranteed by RIH. The Mortgage Notes are secured by a $125,000,000 promissory note made by RIH (the "RIH Promissory Note"), the terms of which mirror the terms of the
        Mortgage  Notes.   The Junior Mortgage Notes are secured by a
        $35,000,000 promissory note made by RIH (the "RIH Junior Promissory Note"), the terms of which mirror the terms of the Junior Mortgage
        Notes.    The  RIH Promissory Note, the RIH Junior Promissory  Note,
        RIH's  guarantees  of  the Mortgage Notes and the Junior Mortgage
        Notes and related collateral are described further in Note 8.

         See also Note 14 for discussion of certain financing transactions in early 1997.

             The Plan also prescribed the following transactions between RIH and its affiliates:

          - RIH issued the RIH Promissory Note and the RIH Junior Promissory N o te in repayment of RIH's balance due to SINA on the Restructuring Date with the remainder a distribution to SINA. RIH's retained earnings of $53,896,000 at April 30, 1994 was included in that distribution.

          - RIH exchanged a $325,000,000 non-interest bearing note payable to GGRI (the "RIH-GGRI Note") for 999,900 shares of common stock of RIH. In order to accomplish this, RIH authorized an additional 4,997,500 shares of its common stock.

          - SINA contributed to GGRI the 100 shares of common stock of RIH which SINA owned. This resulted in RIH's becoming a wholly owned subsidiary of GGRI and an indirect subsidiary of SINA. RIH now has a total of 5,000,000 shares of common stock authorized, of which 1,000,000 shares are issued and outstanding.

          - RIH distributed to GGRI, as a return of surplus, a $50,000,000 note receivable from a former Bahamian affiliate (the "RIB Note") and accrued interest thereon. The RIB Note bore interest at 13 1/2% per annum, with interest payments due each May 1 and November 1.

          - RIH distributed all of its cash and cash equivalents in excess of $15,000,000 as of the Restructuring Date to GGRI. GGRI distributed such cash to SINA so that SINA, in turn, could distribute cash to holders of its previously outstanding debt.

        NOTE 4 - CASH EQUIVALENTS

             RIH's cash equivalents at December 31, 1996 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) under which RIH had not taken delivery of the underlying securities and investments in a money market fund which invests exclusively in U.S. Treasury obligations.

             Restricted cash equivalents at December 31, 1996 represent a certificate of deposit which is pledged as collateral for a letter of credit.

        NOTE 5 - RECEIVABLES

             Components of receivables at December 31 were as follows:

        (In Thousands of Dollars)                   1996           1995

        Gaming                                    $ 7,449        $ 7,332
          Less allowance for doubtful accounts     (3,626)        (3,519)
                                                    3,823          3,813
        Non-gaming:
          Hotel and related                           802          1,163
          Other                                     1,443          2,008
                                                    2,245          3,171
          Less allowance for doubtful accounts       (132)           (51)
                                                    2,113          3,120

                                                  $ 5,936        $ 6,933



        NOTE 6 - CRDA OBLIGATORY INVESTMENTS

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

             The CRDA bonds have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1996, 1995 and 1994 for discounts on obligations arising in those years were $1,505,000, $1,567,000 and $1,461,000, respectively.

             From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.

             At December 31, 1996, RIH had $6,859,000 face value of bonds issued by the CRDA and had $19,701,000 on deposit with the CRDA. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, are included in other assets in RIH's Consolidated Balance Sheet.

        NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Components   of  accounts  payable  and  accrued  liabilities  at
        December 31 were as follows:

        (In Thousands of Dollars)                 1996           1995

        Accrued payroll and related taxes
         and benefits                           $ 8,907        $ 9,763
        Accrued gaming taxes, fees and
         related assessments                      6,705          7,211
        Accrued Merger and related costs          4,179
        Trade payables                            2,679          2,148
        Customer deposits and unearned
         revenues                                 1,685          2,081
        Other accrued liabilities                 8,152          4,841

                                                $32,307        $26,044



        NOTE 8 - NOTES PAYABLE TO AFFILIATE

             As described in Note 3, RIHF issued the Mortgage Notes and the Junior Mortgage Notes and RIH issued the RIH Promissory Note and the RIH Junior Promissory Note (collectively, the "RIH Notes") in connection with the Plan. RIH issued the RIH Notes to SINA. SINA then transferred the RIH Notes to RIHF in exchange for the Mortgage Notes and the Junior Mortgage Notes, which were distributed pursuant to the Plan, and RIH amended and restated the RIH Notes making them payable to RIHF.

             The Mortgage Notes are secured by the $125,000,000 RIH Promissory Note, the terms of which mirror the terms of the Mortgage Notes. The RIH Promissory Note and RIH's guaranty of the Mortgage Notes are secured by liens on the Resorts Casino Hotel, consisting of RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property and related personal property. The indenture pursuant to which the Mortgage Notes were issued permits the liens securing the Mortgage Notes to be subordinated to a lien securing a working capital facility of up to $20,000,000.

             The Junior Mortgage Notes are secured by the $35,000,000 RIH Junior Promissory Note, the terms of which mirror the terms of the Junior Mortgage Notes. The RIH Junior Promissory Note and RIH's guaranty of the Junior Mortgage Notes are also secured by liens on the Resorts Casino Hotel property as described above. The liens securing the Junior Mortgage Notes are subordinated to the liens securing the Mortgage Notes. Also, the indenture pursuant to which the Junior Mortgage Notes were issued permits the liens securing the Junior Mortgage Notes to be subordinated to a lien securing a working capital facility of up to $20,000,000.

             The indentures pursuant to which the Mortgage Notes and the Junior Mortgage Notes were issued (collectively, the "Indentures") prohibit RIH and its subsidiaries from paying dividends, from making other distributions in respect of their capital stock, and from purchasing or redeeming their capital stock, with certain exceptions, unless certain interest coverage ratios are attained. As of December 31, 1996 no dividends were permitted under these Indentures.

             The  Indentures  also contain certain other restrictive covenants on the part of RIH and its subsidiaries, including (i) limitations on incurring additional indebtedness, with certain exceptions; (ii) restrictions on making loans to an affiliate or other person other than (x) intercompany advances to SINA not in excess of $1,000,000 in the aggregate at any time outstanding and (y) loans to SINA from the proceeds of a senior working capital facility of up to $20,000,000 provided, however, that RIH can make certain loans or engage in certain credit transactions in the operation of Resorts Casino Hotel, if such loans or credit transactions are in the ordinary course of business of operating a casino/hotel and (iii) restrictions from entering into certain transactions with affiliates on terms less favorable to RIH or its subsidiaries than an arm's length transaction.
        In   this  regard,  the  Indentures  specifically  permit  affiliated transactions in connection with a senior working capital facility of up to $20,000,000, the 1992 License Agreement described in Note 9, the parent services agreement with SINA which provides for the payment of the three percent services fee described in Note 9, and a tax sharing agreement with SINA which limits RIH's tax payments to SINA to reimbursements of cash payments made by SINA for income or alternative minimum taxes arising from the earnings or operations of RIH.

             In November 1994 RIH purchased $12,899,000 principal amount of Junior Mortgage Notes at a price of $6,740,000. The resulting gain of $4,008,000 was reported as an extraordinary item.

             See Note 14 for discussion of certain financing transactions in early 1997.

             The carrying value and fair value by component of notes payable to affiliate at December 31 were as follows:

                                          1996                  1995
                                  Carrying      Fair    Carrying       Fair
        (In Thousands of Dollars)   Value      Value      Value       Value

        RIH Promissory Note       $125,000   $134,375   $125,000    $115,313
        Unamortized premium
         (discount)                  7,500               (16,872)
                                   132,500               108,128

        RIH Junior Promissory
         Note                       35,000                35,000
        Less principal amount
         of Junior Mortgage
         Notes held by RIH         (12,899)              (12,899)
                                    22,101     23,869     22,101      20,333
        Unamortized premium
         (discount)                  1,326                (3,468)
                                    23,427                18,633

                                  $155,927   $158,244   $126,761    $135,646



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

             The  effective  interest  rates  during  the  three  years  ended
        December 31, 1996 were as follows: RIH Promissory Note - 14.1% and RIH Junior Promissory Note - 14.8%. The effective interest rates after the basis adjustments recorded at December 31, 1996 were as follows: RIH Promissory Note - 9.9% and RIH Junior Promissory Note - 10.4%.

        NOTE 9 - RELATED PARTY TRANSACTIONS

             RIH recorded the following income and expenses from SINA and its other subsidiaries:

        (In Thousands of Dollars)           1996       1995       1994

        Interest income from a former
         Bahamian affiliate                                      $ 2,250

        Expenses:
          Interest and amortization of
           discounts on notes payable
           to RIHF                         $18,062    $18,071    $11,604
          Parent services fee to SINA        9,363      9,651      9,082
          Property rentals to SINA           1,249        810        325
          Billboard rental to affiliate         50         50

                                           $28,724    $28,582    $21,011



             SINA charges RIH the parent services fee of three percent of gross revenues for administrative and other services.

             In addition to the above, charges for insurance costs are allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures. Also, recapitalization costs reflected on the Consolidated Statements of Operations represent RIH's allocated portion of SINA's consolidated recapitalization costs. See also Note 11 for a discussion of alternative minimum taxes allocated to RIH by SINA.

        License and Services Agreements

             In connection with the Merger, SINA and RIH entered into a license and services agreement (the "License and Services Agreement") with The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of SINA until the Effective Time. The License and Services Agreement grants to SINA and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Resorts Casino Hotel as well as SIHL's other properties in Connecticut and The Bahamas (the "Casino Properties"). SINA and RIH also have the non-exclusive right to use certain shows and gaming concepts set forth therein and the non-exclusive right to services provided by Mr. Griffin, on a pay or play basis, as marketing consultant and as host, producer, presenter and featured performer in various shows to be presented at the Casino Properties.

             As compensation under the License and Services Agreement, at the Effective Time, RIH paid Griffin Group fees totaling $10,973,000 for the license and services through September 16, 2001. Also, all business, travel and other expenses incurred by Griffin Group in connection with providing requested services are to be paid by RIH and SINA as such expenses are incurred.

             The License and Services Agreement is to continue until September 16, 2001 and provides for earlier termination by either SINA and RIH or Griffin Group under certain circumstances. Upon any termination of the agreement, Griffin Group is entitled to retain all monies paid to it and is entitled to be paid all amounts owing to it as of the date of termination. Additionally, in the event of any sale or other disposition of any of the Casino Properties, the use of the name and likeness of Mr. Griffin must cease with respect to such property.

             In the License and Services Agreement SINA and RIH agreed to indemnify, defend and hold harmless Griffin Group and Mr. Griffin against certain claims, losses and costs, and to maintain certain insurance coverage with Mr. Griffin and Griffin Group as named insureds.

             The  License  and  Services  Agreement  terminated the previously existing license and services agreement among the same parties (the "1992 License Agreement"), which otherwise would have expired on September 16, 1997. However, the License and Services Agreement provides for the continuation of the license and services for the remaining period of the 1992 License Agreement and calls for no additional compensation for the period ending September 16, 1997 and no repayments of amounts prepaid under the 1992 License Agreement. In the 1992 License Agreement, Griffin Group granted SINA and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote SINA's and RIH's facilities and operations.
        Also pursuant to the 1992 License Agreement, Mr. Griffin was to provide certain services to SINA and RIH, including serving as Chairman of the Board of SINA and as a host, producer and featured performer in various shows to be presented in Resorts Casino Hotel, and furnishing marketing and consulting services.

             The 1992 License Agreement provided for annual payments on September 17, each representing a prepayment for the year ending two years hence. In lieu of paying in cash, at SINA's option, SINA could satisfy its obligation to make any of the payments required under the 1992 License Agreement by reducing the amount of a note payable to SINA by Griffin Group (the "Group Note"). Compensation for the year ended September 16, 1994 was $2,100,000. In September 1993 SINA notified Griffin Group that it would satisfy its obligation to make the $2,205,000 payment for the year ended September 16, 1995 by reducing the Group Note by that amount. In May 1994, as part of the Plan, SINA reduced the Group Note by $2,310,000 in satisfaction of the payment due in September 1994 for the year ended September 16, 1996. The final payment required under the 1992 License Agreement, $2,425,000, was to be due in September 1995. On August 1, 1994, following review and approval by the independent members of SINA's Board of Directors, SINA agreed to issue 388,000 shares of common stock of SINA to an affiliate of Griffin Group in satisfaction of this final payment obligation. The closing price of common stock of SINA on the date of the agreement was $5.3125 per share. (The number of shares and closing price stated herein were adjusted to reflect a one-for-five reverse stock split of common stock of SINA which occurred on June 30, 1995.)

             Because of recent and expected changes in RIH's marketing strategy, the significant reduction recently in Mr. Griffin's participation in activities related to RIH's and SINA's business and uncertainties as to Mr. Griffin's providing future services to RIH and SINA, all prepaid fees under the License and Services Agreement and the 1992 License Agreement were written off in the process of restating RIH's assets and liabilities at fair value in connection with the Merger.

        Other

             RIH reimbursed Griffin Group $80,000, $183,000 and $207,000 for charter air services related to RIH business rendered in 1996, 1995 and 1994, respectively.

        NOTE 10 - RETIREMENT PLANS

             RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. RIH and other subsidiaries of SINA make contributions to the plan based on a percentage of eligible employee contributions. RIH's pension expense for this plan was $714,000, $641,000 and $637,000 for the years 1996, 1995 and 1994, respectively.

             Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH's pension expense for these plans was $1,051,000, $881,000 and $842,000 for the years 1996, 1995 and 1994, respectively.

        NOTE 11 - INCOME TAXES

             In 1995 RIH was allocated $450,000 of SINA's consolidated federal alternative minimum tax ("AMT") in accordance with the tax sharing agreement provided for in the Indentures. These charges reduced RIH's deferred tax liability as the resulting AMT credits carry forward indefinitely.

             In 1996 net operating losses ("NOLs") were generated for federal and state tax purposes for which no benefits were recognized.

             In each of 1995 and 1994 RIH had current federal provisions of $1,100,000. These were offset by deferred federal tax benefits of the same amounts resulting from the recognition of the carryback of future deductible amounts. No state tax provision was recorded in 1995 or 1994 due to the utilization of state NOL carryforwards.

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. With the application of push-down accounting in connection with the Merger, RIH's consolidated assets and liabilities were adjusted to their estimated fair values for financial reporting purposes. Such revaluation is not permitted for income tax purposes. This accounts for the majority of the changes in components of RIH's net deferred tax liability shown below as of December 31.

        (In Thousands of Dollars)                   1996           1995

        Deferred tax liabilities:
          Basis differences on property and
           equipment                              $(43,500)      $(21,400)
          Other                                     (2,600)
            Total deferred tax liabilities         (46,100)       (21,400)

        Deferred tax assets:
          NOL carryforwards                         67,200         65,400
          Book reserves not yet deductible
           for tax                                  21,400         11,100
          Basis differences on notes payable
           to affiliate                             11,300
          Tax credit carryforwards                     800            800
          Other                                      5,600          2,100
            Total deferred tax assets              106,300         79,400

          Valuation allowance for deferred
           tax assets                              (97,700)       (76,950)
            Deferred tax assets, net of
             valuation allowance                     8,600          2,450

        Net deferred tax liabilities              $(37,500)      $(18,950)



             The effective income tax rate on earnings (loss) before extraordinary item varies from the statutory federal income tax rate as a result of the following factors:

                                            1996       1995       1994

        Statutory federal income tax
         rate                              (35.0%)     35.0%      35.0%

        NOLs and temporary differences
         for which no taxes were provided
         or benefits recognized             34.7%     (38.9%)    (38.1%)

        Other                                 .3%       3.9%       3.1%

        Effective tax rate                   0.0%       0.0%       0.0%



             F o r federal tax purposes RIH had NOL carryforwards of approximately $192,000,000 at December 31, 1996 which expire as follows: $40,000,000 in 2003, $50,000,000 in 2004, $96,000,000 in
        2005,  $1,000,000  in  2009  and  5,000,000  in  2011.    These  NOL
        carryforwards were produced prior to a change in ownership of the consolidated group of which RIH is a part; therefore, these loss carryforwards are limited in their availability to offset future taxable income. For federal tax purposes, this limitation is considered to be owned by a common parent and would not be available to RIH unless the parent made an affirmative election to allocate some of the limitation to RIH. Such election would not be made until such time as RIH ceases to be a member of the group.

             For financial reporting purposes, in years when RIH has taxable income, the tax provision is computed as if RIH were entitled to a full allocation of the group's limitation. This has the effect of reducing RIH's current tax provision; any remaining current tax provision of RIH is fully offset by a deferred tax benefit based on the reversal of temporary differences.

             For tax purposes, because RIH files a consolidated tax return with SINA and SINA's other subsidiaries, it is able to utilize the current period losses and NOL carryforwards of the entire group; thus, in years when RIH generates taxable income, its usage of its own NOLs is substantially less than the taxable income it generates.

             At December 31, 1996, RIH had approximately $117,000,000 of NOL carryforwards in New Jersey which expire as follows: $111,000,000 in 1997, $1,000,000 in 2001 and $5,000,000 in 2003.

             Also at December 31, 1996, RIH had federal income tax credit carryforwards of approximately $400,000, which are restricted as to use and expire $100,000 per year between 2006 and 2009, and federal AMT tax credits of approximately $400,000 which carry forward indefinitely.

        NOTE 12 - STATEMENTS OF CASH FLOWS

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

        (In Thousands of Dollars)            1996       1995       1994

        Reconciliation of net earnings
         (loss) to net cash provided by
         operating activities:
          Net earnings (loss)              $(7,121)   $10,540    $15,832
          Adjustments to reconcile net
           earnings (loss) to net cash
           provided by (used in)
           operating activities:
            Extraordinary item                                    (4,008)
            Depreciation                    12,345     13,415     13,186
            Provision for discount on
             CRDA obligations, net of
             amortization                    1,497      1,561      1,456
            Amortization of debt discounts   1,527      1,452        757
            Provision for doubtful
             receivables                     1,417        925        297
            Deferred tax benefit                         (450)
            Recapitalization costs                                   975
            Net loss on dispositions of
             property and equipment             35         18          8
            Net increase in receivables       (467)    (1,879)    (1,415)
            Net increase in interest
             receivable from affiliate                            (2,250)
            Net (increase) decrease in
             inventories and prepaid
             expenses                       (7,752)     1,834     (2,963)
            Net (increase) decrease in
             deferred charges and other
             assets                         (1,435)       530      1,164
            Net increase in interest
             payable to affiliate                         131      4,113
            Net increase (decrease) in
             accounts payable and
             accrued liabilities              (630)     1,697       (288)

          Net cash provided by (used in)
           operating activities            $  (584)   $29,774    $26,864

        (In Thousands of Dollars)            1996       1995       1994

        Non-cash investing and financing
         transactions:

          Adjustments to consolidated
           net assets to reflect RIH's
           portion of SIHL's investment
           in SINA                         $79,528

          Distribution of RIH Promissory
           Note and RIH Junior Promissory
           Note as:
            Repayment of advances
             from SINA                                           $ 43,236
            Distribution to SINA                                   92,064

          Exchange RIH-GGRI Note for
           shares of RIH common stock                             325,000

          Distribution of RIB Note and
           accrued interest thereon to
           GGRI                                                    53,375

          Increase in liabilities for
           additions to property and
           equipment and other assets                                  80



        NOTE 13 - COMMITMENTS AND CONTINGENCIES

        Land Lease/Option

             RIH and SINA entered into a five year lease effective August 1, 1996 (the "Lease Agreement"), pursuant to which RIH is leasing approximately 3 acres to the north of Resorts Casino Hotel and SINA is leasing an additional .6 acres nearby (the "Leased Property"). In accordance with the Lease Agreement (i) RIH and SINA (collectively, the "Lessees") are required to pay rent of $825,000 per year plus related real estate taxes, (ii) the Lessees have an option to purchase the Leased Property for $12,000,000 on July 31, 1997 and every consecutive July 31 until and including the expiration date of the lease, July 31, 2001, and (iii) the lessor has an option to require the Lessees to purchase the Leased Property for $12,000,000 upon the expiration date of the lease.

        CRDA

             Certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983 (see Note 6). These matters were dormant for an extensive period of time until late 1995 when RIH was contacted by the CRDA. CRDA legal representatives have recently indicated that Treasury may take a position that RIH owes additional investment alternative taxes including interest and possible penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management intends to contest these issues and believes a negotiated settlement with an insignificant monetary cost to RIH is possible.

        Litigation

             RIH is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

        NOTE 14 - 1997 REFINANCING

             In February 1997 RIHF mailed to each holder of Mortgage Notes and
        Junior Mortgage Notes an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the Indentures to, among other things, release the collateral for these securities which is described in Note
        8. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations of RIHF and operate under the Indentures, as amended. Under the amended Indentures, the repayment terms, interest payment terms and redemption provisions for the remaining Mortgage Notes and Junior Mortgage Notes are unchanged; however, many of the restrictive covenants as to payment of dividends and incurring additional indebtedness, as disclosed in Note 8, have been deleted. See discussion below for certain restrictions related to the New Notes.

             In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior

        Subordinated Notes due 2007 (the "New Notes") in a private placement which, after costs, resulted in net proceeds of approximately
        $194,000,000. These proceeds were loaned to RIH in exchange for a $200,000,000 promissory note (the "New RIH Note") with terms that mirror the terms of the New Notes, and RIH's guarantee of the New Notes. RIH transferred to RIHF (i) the portion of the proceeds needed to purchase the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH (see Note 8). In exchange for this, the RIH Notes will be canceled and RIH will issue new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes. The remainder of the proceeds will be used for general corporate purposes. The New Notes, which are unsecured obligations, are unconditionally guaranteed by RIH, GGRI and certain of SIHL's subsidiaries (the "Guarantors"). RIH's guarantee of the New Notes is senior to its guarantee of the Mortgage Notes and Junior Mortgage Notes. Interest on the New Notes and the New RIH Note is payable on March 15 and September 15 in each year, commencing September 15, 1997. The indenture for the New Notes contains certain covenants, including limitations on the ability of the Issuers and the Guarantors to, among other things: (i) incur additional indebtedness,
        (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other restricted payments.

                                                                                                                     SCHEDULE II


                                           RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                                                           VALUATION ACCOUNTS
                                                       (In Thousands of Dollars)


                                                           Balance at       Additions                         Balance at
                                                           beginning        charged to                          end of
                                                           of period         expenses      Deductions (a)       period
            For the year ended December 31, 1996:

            Allowance for doubtful receivables:
               Gaming                                        $3,519          $1,317          $(1,210)           $3,626
               Other                                             51             100              (19)              132
                                                             $3,570          $1,417          $(1,229)           $3,758


            For the year ended December 31, 1995:

            Allowance for doubtful receivables:
               Gaming                                        $3,819          $  902          $(1,202)           $3,519
               Other                                             82              23              (54)               51
                                                             $3,901          $  925          $(1,256)           $3,570


            For the year ended December 31, 1994:

            Allowance for doubtful receivables:
               Gaming                                        $4,498          $  237          $  (916)           $3,819
               Other                                             40              60              (18)               82
                                                             $4,538          $  297          $  (934)           $3,901



            (a)  Write-off of uncollectible accounts, net of recoveries.
            /TABLE

            SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
            (In Thousands of Dollars)


            The table below reflects selected quarterly financial data for the years 1996 and 1995.

                                                          1996                                      1995
            For the Quarter                First    Second   Third    Fourth         First    Second   Third    Fourth
            Operating revenues            $64,009  $74,556  $78,838  $64,413        $67,680  $74,560  $83,456  $67,530

            Earnings (loss) from
             operations                   $  (417) $ 5,590  $ 7,042  $(3,400)       $ 2,819  $ 7,440  $12,947  $ 3,140

            Other income (deductions),
             net (a)                       (3,931)  (3,923)  (3,957)  (4,125)        (3,998)  (3,927)  (3,948)  (3,933)

            Net earnings (loss)           $(4,348) $ 1,667  $ 3,085  $(7,525)       $(1,179) $ 3,513  $ 8,999  $  (793)




            (a)  Includes interest income, interest expense and amortization of debt discounts.
            /TABLE

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

             None.


                                       PART III

             The following Items have been omitted pursuant to General Instruction I of Form 10-K: ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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

        (4)(b)(9) Form of Amended and Restated $125,000,000 RIH Promissory Note. (Incorporated by reference to Exhibit A to Exhibit
                    (4)(b)(1) hereto.)

        (4)(b)(10) Form of First Supplemental Indenture dated as of March 5, 1997, among RIHF, as issuer, RIH, as guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as trustee, with respect to RIHF 11% Mortgage Notes due 2003. (Incorporated by reference to Exhibit (4)(b)(10) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

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

        (4)(c)(10) Form of First Supplemental Indenture dated as of March 5, 1997, between RIHF, as issuer, RIH, as guarantor, and U.S. Trust Company of California, N.A., as trustee, with respect to RIHF 11.375% Junior Mortgage Notes due 2004. (Incorporated by reference to Exhibit (4)(c)(10) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

        (4)(d)(1) Form of Purchase Agreement for $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 dated March 5, 1997, among SIHL and SINA, as issuers, Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers, and various subsidiaries of SIHL, including RIH and GGRI, as guarantors. (Incorporated by reference to Exhibit (4)(e)(1) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

        (4)(d)(2) Form of Indenture dated as of March 10, 1997, between SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and The Bank of New York, as trustee, with respect to $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007, and exhibits thereto. (Incorporated by reference to Exhibit (4)(e)(2) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

        (4)(d)(3) Form of Registration Rights Agreement dated as of March 5, 1997, by and among SIHL and SINA, as issuers, various subsidiaries of SIHL, including RIH and GGRI, as guarantors, and Bear, Stearns & Co. Inc., Societe Generale Securities Corporation and Scotia Capital Markets (USA) Inc., as purchasers. (Incorporated by reference to Exhibit (4)(e)(3) to SINA's Form 10-K for the year ended December 31, 1996 in File No. 1-4748.)

        (4)(d)(4) Form of RIH $200,000,000 Promissory Note dated as of March 10, 1997.

        (10)(a)* Resorts Retirement Savings Plan. (Incorporated by reference to Exhibit (10)(c)(2) to SINA's Form 10-K Annual Report for the fiscal year ended December 31, 1991, in File No. 1-4748.)

        (10)(b)(1)* License and Services Agreement, dated as of September 17,
                    1992, among Griffin Group, SINA and RIH. (Incorporated by reference to Exhibit 10.34(a) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(b)(2)* Form  of  Amendment  to  License  and Services Agreement,
                    dated as of September 17, 1992, among Griffin Group, SINA and RIH. (Incorporated by reference to Exhibit 10.34(b) to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(b)(3) Form of License and Services Agreement among Griffin Group, SINA and RIH. (Incorporated by reference to Annex VI to SINA's Definitive Proxy Statement dated November 1, 1996 on Schedule 14A in File No. 1-4748.)

        (10)(c) Form of Intercreditor Agreement by and among RIHF, RIH, SINA, GGRI, State Street Bank and Trust Company of Connecticut, National Association, U.S. Trust Company of California, N.A. and any lenders which provide additional facilities. (Incorporated by reference to Exhibit 10.64 to registrant's Form S-4 Registration Statement in File No. 33-50733.)

        (10)(d) Form of Nominee Agreement between RIHF and RIH. (Incorporated by reference to Exhibit 10.57 to Form S-1 Registration Statement in File No. 33-53371.)

        (27)        Financial data schedule.
        _________________

        *  Management contract or compensatory plan.

             Registrant agrees to file with the Securities and Exchange Commission, upon request, copies of any instrument defining the rights of the holders of its consolidated long-term debt.

             (b)  Reports on Form 8-K

             A Current Report on Form 8-K dated December 16, 1996, was filed by RIH to report the change in control of RIH as a result of the Merger. No amendments to previously filed Forms 8-K were filed during the fourth quarter of 1996.

             (c)  Exhibits Required by Item 601 of Regulation S-K

             The exhibits listed in Item 14(a)3. of this report, and not incorporated by reference to a separate file, follow "SIGNATURES."

             (d)  Financial Statement Schedules Required by Regulation S-X

             The  financial  statement  schedule required by Regulation S-X is
        incorporated  by  reference  to  "ITEM  8.    FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA."

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

                                           RESORTS INTERNATIONAL HOTEL, INC.
                                                      (Registrant)



        Date:  March 21, 1997              By /s/ Daniel A. Cassella
                                              Daniel A. Cassella
                                              President and Chief Executive
                                               Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        By /s/ Matthew B. Kearney                  March 21, 1997
          Matthew B. Kearney
          Director and Executive Vice President
          (Principal Financial and Accounting
           Officer)



        By /s/ Daniel A. Cassella                  March 21, 1997
          Daniel A. Cassella
          President
          (Principal Executive Officer)


                               SUPPLEMENTAL INFORMATION


             Because it is an indirect wholly owned subsidiary of SIHL, a reporting company under the Securities Exchange Act of 1934, the registrant does not prepare an annual report to security holders or any proxy soliciting material.

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                    Reference to previous
         Number      Exhibit                        filing or this Form 10-K

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

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                   Reference to previous
         Number       Exhibit                      filing or this Form 10-K

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

        (4)(b)(3)     Form of Mortgage between      Incorporated by reference
                      RIH and RIHF, securing RIH    to Exhibit 4.23 to
                      Promissory Note.              registrant's Form S-4
                                                    Registration Statement in
                                                    File No. 33-50733.

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

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                    Reference to previous
         Number       Exhibit                       filing or this Form 10-K

         (4)(b)(5)    Form of Assignment of         Incorporated by reference
                      Leases and Rents made by      to Exhibit 4.25 to
                      RIH, as Assignor, to RIHF,    registrant's Form S-4
                      as Assignee, regarding RIH    Registration Statement in
                      Promissory Note.              File No. 33-50733.

        (4)(b)(6)     Form of Assignment of         Incorporated by reference
                      Leases and Rents made by      to Exhibit 4.26 to
                      RIH, as Assignor, to State    registrant's Form S-4
                      Street Bank and Trust         Registration Statement in
                      Company of Connecticut,       File No. 33-50733.
                      National Association, as
                      Assignee, regarding
                      Guaranty of RIHF Mortgage
                      Notes.

        (4)(b)(7)     Form of Assignment of         Incorporated by reference
                      Operating Assets made by      to Exhibit 4.28 to
                      RIH, as Assignor, to State    registrant's Form S-4
                      Street Bank and Trust         Registration Statement in
                      Company of Connecticut,       File No. 33-50733.
                      National Association, as
                      Assignee, regarding
                      Guaranty of RIHF Mortgage
                      Notes.

        (4)(b)(8)     Form of Assignment of         Incorporated by reference
                      Operating Assets made by      to Exhibit 4.34 to
                      RIH, as Assignor, to RIHF,    registrant's Form S-4
                      as Assignee, regarding RIH    Registration Statement in
                      Promissory Note.              File No. 33-50733.

        (4)(b)(9)     Form of Amended and           Incorporated by reference
                      Restated $125,000,000 RIH     to Exhibit A to Exhibit
                      Promissory Note.              (4)(b)(1) hereto.

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                     Reference to previous
         Number        Exhibit                       filing or this Form 10-K

        (4)(b)(10)    Form of First Supplemental    Incorporated by reference
                      Indenture dated as of         to Exhibit (4)(b)(10) to
                      March 5, 1997, among RIHF,    SINA's Form 10-K for the
                      as issuer, RIH, as            year ended December 31,
                      guarantor, and State          1996 in File No. 1-4748.
                      Street Bank and Trust
                      Company of Connecticut,
                      National Association, as
                      trustee, with respect to
                      RIHF 11% Mortgage Notes
                      due 2003.

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

        (4)(c)(2)     Form of Mortgage between      Incorporated by reference
                      RIH and U.S. Trust Company    to Exhibit 4.29 to
                      of California, N.A.,          registrant's Form S-4
                      securing Guaranty of RIHF     Registration Statement in
                      Junior Mortgage Notes.        File No. 33-50733.

        (4)(c)(3)     Form of Mortgage between      Incorporated by reference
                      RIH and RIHF, securing RIH    to Exhibit 4.30 to
                      Junior Promissory Note.       registrant's Form S-4
                                                    Registration Statement in
                                                    File No. 33-50733.

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                    Reference to previous
         Number       Exhibit                       filing or this Form 10-K

         (4)(c)(4)    Form of Assignment of         Incorporated by reference
                      Agreements made by RIHF,      to Exhibit 4.31 to
                      as Assignor, to U.S. Trust    registrant's Form S-4
                      Company of California,        Registration Statement in
                      N.A., as Assignee,            File No. 33-50733.
                      regarding RIH Junior
                      Promissory Note.

        (4)(c)(5)     Form of Assignment of         Incorporated by reference
                      Leases and Rents made by      to Exhibit 4.32 to
                      RIH, as Assignor, to RIHF,    registrant's Form S-4
                      as Assignee, regarding RIH    Registration Statement in
                      Junior Promissory Note.       File No. 33-50733.

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

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                     Reference to previous
         Number        Exhibit                       filing or this Form 10-K

         (4)(c)(8)     Form of Assignment of         Incorporated by reference
                      Operating Assets made by      to Exhibit 4.27 to
                      RIH, as Assignor, to RIHF,    registrant's Form S-4
                      as Assignee, regarding RIH    Registration Statement in
                      Junior Promissory Note.       File No. 33-50733.

        (4)(c)(9)     Form of Amended and           Incorporated by reference
                      Restated $35,000,000 RIH      to Exhibit A to Exhibit
                      Junior Promissory Note.       (4)(c)(1) hereto.

        (4)(c)(10)    Form of First Supplemental    Incorporated by reference
                      Indenture dated as of         to Exhibit (4)(c)(10) to
                      March 5, 1997, between        SINA's Form 10-K for the
                      RIHF, as issuer, RIH, as      year ended December 31,
                      guarantor, and U.S. Trust     1996 in File No. 1-4748.
                      Company of California,
                      N.A., as trustee, with
                      respect to RIHF 11.375%
                      Junior Mortgage Notes due
                      2004.

        (4)(d)(1)     Form of Purchase Agreement    Incorporated by reference
                      for $200,000,000 principal    to Exhibit (4)(e)(1) to
                      amount of 9% Senior           SINA's Form 10-K for the
                      Subordinated Notes due        year ended December 31,
                      2007 dated March 5, 1997,     1996 in File No. 1-4748.
                      among SIHL and SINA, as
                      issuers, Bear, Stearns &
                      Co. Inc., Societe Generale
                      Securities Corporation and
                      Scotia Capital Markets
                      (USA) Inc., as purchasers,
                      and various subsidiaries
                      of SIHL, including RIH and
                      GGRI, as guarantors.

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                     Reference to previous
         Number        Exhibit                       filing or this Form 10-K

         (4)(d)(2)     Form of Indenture dated as    Incorporated by reference
                      of March 10, 1997, between    to Exhibit (4)(e)(2) to
                      SIHL and SINA, as issuers,    SINA's Form 10-K for the
                      various subsidiaries of       year ended December 31,
                      SIHL, including RIH and       1996 in File No. 1-4748.
                      GGRI, as guarantors, and
                      The Bank of New York, as
                      trustee, with respect to
                      $200,000,000 principal
                      amount of 9% Senior
                      Subordinated Notes due
                      2007, and exhibits
                      thereto.

        (4)(d)(3)     Form of Registration          Incorporated by reference
                      Rights Agreement dated as     to Exhibit (4)(e)(3) to
                      of March 5, 1997, by and      SINA's Form 10-K for the
                      among SIHL and SINA, as       year ended December 31,
                      issuers, various              1996 in File No. 1-4748.
                      subsidiaries of SIHL,
                      including RIH and GGRI, as
                      guarantors, and Bear,
                      Stearns & Co. Inc.,
                      Societe Generale
                      Securities Corporation and
                      Scotia Capital Markets
                      (USA) Inc., as purchasers.

        (4)(d)(4)     Form of RIH $200,000,000      Filed herewith.
                      Promissory Note dated as
                      of March 10, 1997.

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                    Reference to previous
         Number       Exhibit                       filing or this Form 10-K

         (10)(a)      Resorts Retirement Savings    Incorporated by reference
                      Plan.                         to Exhibit (10)(c)(2) to
                                                    SINA's Form 10-K Annual
                                                    Report for the fiscal
                                                    year ended December 31,
                                                    1991, in File No. 1-4748.

        (10)(b)(1)    License and Services          Incorporated by reference
                      Agreement, dated as of        to Exhibit 10.34(a) to
                      September 17, 1992, among     registrant's Form S-4
                      Griffin Group, SINA and       Registration Statement in
                      RIH.                          File No. 33-50733.

        (10)(b)(2)    Form of Amendment to          Incorporated by reference
                      License and Services          to Exhibit 10.34(b) to
                      Agreement, dated as of        registrant's Form S-4
                      September 17, 1992, among     Registration Statement in
                      Griffin Group, SINA and       File No. 33-50733.
                      RIH.

        (10)(b)(3)    Form of License and           Incorporated by reference
                      Services Agreement among      to Annex VI to SINA's
                      Griffin Group, SINA and       Definitive Proxy
                      RIH.                          Statement dated November
                                                    1, 1996 on Schedule 14A
                                                    in File No. 1-4748.

                                  RESORTS INTERNATIONAL HOTEL, INC.

                                     Form 10-K for the fiscal year
                                        ended December 31, 1996

                                             EXHIBIT INDEX

         Exhibit                                    Reference to previous
         Number       Exhibit                       filing or this Form 10-K

         (10)(c)      Form of Intercreditor         Incorporated by reference
                      Agreement by and among        to Exhibit 10.64 to
                      RIHF, RIH, SINA, GGRI,        registrant's Form S-4
                      State Street Bank and         Registration Statement in
                      Trust Company of              File No. 33-50733.
                      Connecticut, National
                      Association, U.S. Trust
                      Company of California,
                      N.A. and any lenders which
                      provide additional
                      facilities.

        (10)(d)       Form of Nominee Agreement     Incorporated by reference
                      between RIHF and RIH.         to Exhibit 10.57 to Form
                                                    S-1 Registration
                                                    Statement in File No. 33-
                                                    53371.

        (27)          Financial data schedule.      Filed herewith.