Form 10-Q
period 1997-03-31
RESORTS INTERNATIONAL HOTEL INC
filed 1997-05-14
CIK 841281

Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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


                                     - continued -

                         Exhibit Index is presented on page 16

                               Total number of pages 17

        Number of shares outstanding of registrant's common stock as of March 31, 1997: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                           RESORTS INTERNATIONAL HOTEL, INC.
                                       FORM 10-Q
                                         INDEX


                                                                Page Number

        Part I.   Financial Information

            Item 1.      Financial Statements

                         Consolidated Balance Sheets
                          at March 31, 1997 and
                          December 31, 1996                          4

                         Consolidated Statements of
                          Operations for the Quarters
                          Ended March 31, 1997 and 1996              5

                         Consolidated Statements of
                          Cash Flows for the Quarters
                          Ended March 31, 1997 and 1996              6

                         Notes to Consolidated
                          Financial Statements                       8


            Item 2.      Management's Discussion and
                          Analysis of Financial
                          Condition and Results of
                          Operations                                11


        Part II.  Other Information

            Item 6.      Exhibits and Reports on
                          Form 8-K                                  14

        PART I. - FINANCIAL INFORMATION
        Item 1.   Financial Statements

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (In Thousands of Dollars, except par value)

                                                   March 31,     December 31,
                                                     1997            1996
                                                  (Unaudited)
        ASSETS
        Current assets:
          Cash and cash equivalents                $ 54,721        $ 20,892
          Restricted cash equivalents                   750             750
          Receivables, less allowance for
           doubtful accounts of $3,410
           and $3,758                                 5,854           5,936
          Inventories                                 1,097           1,194
          Prepaid expenses                            1,903           1,844
            Total current assets                     64,325          30,616

        Property and equipment, net of
         accumulated depreciation of
         $2,369 and $-0-                            206,730         209,226
        Deferred charges and other assets            18,101          12,637
        Goodwill, net of amortization                98,305          98,923
                                                   $387,461        $351,402

        LIABILITIES AND SHAREHOLDER'S EQUITY
        Current liabilities:
          Current maturities of long-term debt     $    651        $    636
          Accounts payable and accrued
           liabilities                               31,500          32,307
          Interest payable to affiliates              1,116           4,244
          Due to SINA                                   305           2,422
            Total current liabilities                33,572          39,609

        Notes payable to affiliates, including
         unamortized premiums (discounts)           205,920         155,927

        Other long-term debt                            115             283

        Deferred income taxes                        35,457          37,500

        Shareholder's equity:
          Common stock - $1 par value                 1,000           1,000
          Capital in excess of par                  117,083         117,083
          Accumulated deficit                        (5,686)
            Total shareholder's equity              112,397         118,083
                                                   $387,461        $351,402

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                    1997           1996

        Revenues:
          Casino and resort revenues              $70,641        $69,648
          Less promotional allowances              (6,454)        (5,639)
                                                   64,187         64,009

        Expenses:
          Casino and resort expenses               50,104         50,636
          Selling, general and administrative       7,873          8,746
          SINA parent services fee                  2,119          2,089
          Depreciation and amortization             3,186          2,955
                                                   63,282         64,426

        Operating income (loss)                       905           (417)

        Other income and expenses:
          Interest income                             543            584
          Interest expense                         (4,327)        (4,151)
          Amortization of debt premiums,
           discounts and issue costs                  150           (364)

        Loss before extraordinary item             (2,729)        (4,348)

        Extraordinary item - loss on
         extinguishment of debt (net of
         income tax benefit of $2,043)             (2,957)

        Net loss                                  $(5,686)       $(4,348)



        See Note A of Notes to Consolidated Financial Statements for a discussion of the Merger in December 1996 and the related change in basis of accounting.

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                                                       Quarter Ended
                                                         March 31,
                                                     1997          1996

        Cash flows from operating activities:
          Reconciliation of net loss to net
           cash used in operating activities:
            Net loss                              $  (5,686)     $(4,348)
            Adjustments to reconcile net loss
             to net cash used in operating
             activities:
              Extraordinary loss on
               extinguishment of debt, net of
               income tax benefit                     2,957
              Depreciation and amortization           3,186        2,955
              Amortization of debt premiums,
               discounts and issue costs               (150)         364
              Provision for doubtful
               receivables                              165          165
              Provision for discount on CRDA
               obligations, net of
               amortization                             342          348
              Net (increase) decrease in
               receivables                              (83)         945
              Net decrease in inventories,
               prepaid expenses and other
               assets                                    40        1,143
              Net decrease in accounts payable
               and accrued liabilities                 (464)      (1,066)
              Net decrease in interest payable
               to affiliates                         (3,128)      (2,840)
            Net cash used in operating
             activities                              (2,821)      (2,334)




                                     - continued -

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands of Dollars)
                                      (Unaudited)


                           - continued from preceding page -


                                                       Quarter Ended
                                                         March 31,
                                                     1997          1996

        Cash flows from investing activities:
          Payments for property and equipment           (72)        (892)
          CRDA deposits and bond purchases             (730)        (768)
            Net cash used in investing
             activities                                (802)      (1,660)

        Cash flows from financing activities:
          Proceeds of borrowings from
           affiliates                               199,084
          Payments to secure borrowings              (4,479)
          Repayment of affiliated notes related
           to Offer                                (153,712)
          Advances from (repayments to) SINA         (2,117)       1,716
          Payments of Merger costs                   (1,171)
          Other debt repayments                        (153)        (142)
            Net cash provided by financing
             activities                              37,452        1,574

        Net increase (decrease) in cash and
         cash equivalents                            33,829       (2,420)
        Cash and cash equivalents at beginning
         of period                                   21,642       38,777
        Cash and cash equivalents at end of
         period                                   $  55,471      $36,357

                  RESORTS INTERNATIONAL HOTEL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.   General:

             The accompanying consolidated interim financial statements, which are unaudited, include the operations of Resorts International Hotel, Inc. ("RIH") and its subsidiaries. RIH owns and operates the Resorts Casino Hotel, a casino/hotel complex located in Atlantic City, New Jersey. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Griffin Gaming & Entertainment, Inc. until February 6, 1997. "SINA" is used herein to refer to that corporation both before and after its name change.

             On December 16, 1996, SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger"). As a result of the Merger, RIH's consolidated assets and liabilities were adjusted to their estimated fair values as of December 31, 1996. The Merger and related basis adjustments are discussed in detail in Note 1 of Notes to Consolidated Financial Statements in RIH's Annual Report on Form 10-K for the year ended December 31, 1996 (the "RIH 1996 Form 10-K").

             While the accompanying interim financial information is unaudited, management of RIH believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature.

             The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 32 through 50 of the RIH 1996 Form 10-K.

        B.   Reverse Repurchase Agreements:

             Cash equivalents at March 31, 1997 included $35,930,000 of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential
        Securities, Inc. under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of April 1997.

        C.   Refinancing:

             In February 1997 Resorts International Hotel Financing, Inc. ("RIHF"), a wholly owned subsidiary of SINA, mailed to each holder of its $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the

        "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") an Offer to Purchase and Consent Solicitation Statement offering to purchase for cash (the "Offer") the outstanding Mortgage Notes and Junior Mortgage Notes and soliciting consents (the "Solicitation") for amending the indentures pursuant to which those securities were issued (the "Indentures") to, among other things, release the collateral for the Mortgage Notes and the Junior Mortgage Notes. This collateral consisted of liens on RIH's fee and leasehold interests in the Resorts Casino Hotel, the contiguous parking garage and property and related personal property. Holders who validly tendered their securities and consents by February 26, 1997 (the "Consent Date") were entitled to receive the purchase price of 106.733% for the Mortgage Notes and 107.447% for the Junior Mortgage Notes, accrued interest through March 12, 1997, and an additional 2.5% consent payment (the "Consent Payment"). Holders who tendered their securities and consents subsequent to the Consent Date but prior to the Offer's expiration on March 10, 1997, were entitled to the purchase price and accrued interest, but not the Consent Payment. $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes were tendered. The purchase price and Consent Payments for purchasing these tendered securities, excluding accrued interest, totaled $153,712,000. $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes were not validly tendered and, therefore, not purchased pursuant to the Offer. These securities remain outstanding as unsecured obligations of RIHF and operate under the Indentures, as amended. Under the amended Indentures, the repayment terms, interest payment terms and redemption provisions for the remaining Mortgage Notes and Junior Mortgage Notes are unchanged; however, many of the restrictive covenants as to payment of dividends and incurring additional indebtedness (as disclosed in Note 8 of Notes to Consolidated Financial Statements in the RIH 1996 Form 10-K) have been deleted. See discussion below for certain restrictions related to the senior notes issued by SIHL and SINA. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

             In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") in a private placement which, after costs, will result in net proceeds of approximately $194,000,000. These proceeds were loaned to RIH in exchange for a $200,000,000 promissory note (the "New RIH Note") with terms that mirror the terms of the Senior Notes, and RIH's guarantee of the Senior Notes. RIH transferred to RIHF (i) $153,712,000 in cash which RIHF needed to pay the purchase price and Consent Payments, excluding accrued interest, for the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the $125,000,000 and $35,000,000 promissory notes from RIH to RIHF (the "RIH Notes"), the terms of which mirror the terms of the Mortgage Notes and Junior Mortgage Notes, respectively, will be canceled and RIH will issue new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes. The excess of the cash and carrying value of the Junior Mortgage Notes tendered by RIH to RIHF over the net decrease in carrying value, excluding accrued interest, of the affiliated notes from RIH to RIHF, plus estimated costs of the Offer and Solicitation, which were borne by RIH, resulted in an extraordinary loss of $5,000,000. RIH also recorded a deferred tax benefit of $2,043,000 related to this extraordinary item. The remainder of the proceeds will be used for general corporate purposes. The Senior Notes, which are unsecured obligations, are unconditionally guaranteed by RIH, GGRI and certain of SIHL's subsidiaries (the "Guarantors"). RIH's guarantee of the Senior Notes is senior to its guarantee of the Mortgage Notes and Junior Mortgage Notes. Interest on the Senior Notes and the New RIH Note is payable on March 15 and September 15 in each year, commencing September 15, 1997. The indenture for the Senior Notes (the "Senior Indenture") contains certain covenants, including limitations on the ability of the Issuers and the Guarantors to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other restricted payments. Because the Senior Notes were issued in a private placement, they were restricted as to transfer.

             The Issuers filed a Form F-4 Registration Statement with the Securities and Exchange Commission in order to register $200,000,000 of 9% Exchange Senior Subordinated Notes due 2007 (the "Exchange Notes"), and on April 11, 1997, the effective date of that registration statement, commenced an exchange offer (the "Exchange Offer") in order to exchange the Senior Notes for the Exchange Notes. The Exchange Notes have terms identical in all material respects to the Senior Notes, evidence the same debt as the Senior Notes and are issued under and are entitled to the same benefits under the Senior
        Indenture as the Senior Notes. In addition, the Exchange Notes and the Senior Notes are treated as one series of securities under the Senior Indenture which, hereinafter, will be referred to as the "Exchange Notes." The Exchange Offer expired on May 13, 1997.

        D.   Statements of Cash Flows:

             Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                                      Quarter Ended
                                                        March 31,
        (In Thousands of Dollars)                  1997           1996

        Interest paid                             $7,455         $6,991

        Non-cash investing and financing
         activities - increase in liabilities
         for additions to other assets            $   17


        E.   Commitments and Contingencies:

             Casino Reinvestment Development Authority ("CRDA")

             As previously reported, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by RIH. These matters were dormant for an extensive period of time until late 1995 when RIH was contacted by the CRDA. CRDA legal representatives have recently indicated that
        Treasury may take a position that RIH owes additional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of RIH intends to contest these issues and believes a negotiated settlement that would not involve a material monetary cost to RIH is possible.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        FINANCIAL CONDITION

        Liquidity

             At March 31, 1997 RIH had working capital of $30,753,000 including $54,721,000 of unrestricted cash and equivalents. The day-to-day operations of RIH require approximately $10,000,000 of currency and coin on hand which amount varies by days of the week, holidays and seasons. Additional cash balances are necessary to meet current working capital needs.

             RIH, through notes payable to affiliates, is the principal source of funds for servicing the $200,000,000 principal amount of Exchange Notes, the remaining $5,355,000 principal amount of Mortgage Notes and the remaining $1,100,000 principal amount of Junior Mortgage Notes. Annual interest expense on these notes totals approximately $18,700,000.

        Capital Expenditures and Resources

             In March 1997 SIHL and SINA loaned the net proceeds of the Exchange Notes which, after costs, will approximate $194,000,000, to RIH in exchange for the $200,000,000 New RIH Note and RIH's guarantee of the Exchange Notes. RIH then transferred to RIHF (i) the portion of the proceeds ($153,712,000) needed to purchase the Mortgage Notes and the Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the RIH Notes will be canceled and RIH will issue new promissory notes to RIHF in the amounts of $5,355,000 and $1,100,000 and with terms that mirror the terms of the remaining Mortgage Notes and Junior Mortgage Notes, respectively. The remaining proceeds will be used for general corporate purposes. See Note C of Notes to Consolidated Financial Statements for further discussion of these transactions.

             As previously disclosed, officials of SIHL announced plans to transform Resorts Casino Hotel into a highly themed resort. At present, the project is in the conceptual design stage and detailed planning is expected to begin in 1998. The expansion is expected to include additional hotel rooms and a highly themed casino and entertainment complex. The size and scope of the expansion depend, in part, upon the amount of additional land RIH and SINA are able to acquire. In this regard, SINA spent in excess of $7,500,000 during the first quarter of 1997 on land intended to be used in this expansion. In addition, RIH's ability to carry out the expansion depends on a number of other factors, including receipt of adequate financing and certain state and local approvals.

             During 1997 RIH expects to begin enhancing the Resorts Casino Hotel through the construction of additional parking, the renovation of approximately 500 of the hotel rooms and various improvements to public areas. The planning for such renovation has just recently begun, and the costs and schedule therefor have not yet been determined.

        RESULTS OF OPERATIONS - First Quarter 1997 Compared to 1996

        Revenues

             Net casino revenues increased from $58,687,000 in the first quarter of 1996 to $59,104,000 in the first quarter of 1997 as table win increased by $1,045,000, slot win decreased by $416,000 and poker, simulcast and keno revenues decreased by $212,000. Table game win was up due to both an increase in amounts wagered by patrons and the effects of an increased hold percentage (ratio of casino win to total amount of chips purchased for table games or total amount wagered for slots). The decrease in slot win was due to a decrease in amounts wagered.

             Competition for Atlantic City casino patrons remains intense. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997 another competitor's expansion is expected to open adding approximately 75,000 square feet of casino space and two other competitors are scheduled to open hotel room additions of 300 and 400 rooms this summer. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City.

        Expenses

             Casino and Resort Expenses

             For the first quarter of 1997 the largest decreases in casino and resort expenses were in fees charged RIH by the New Jersey Casino Control Commission ("CCC") and Division of Gaming Enforcement ("DGE") ($600,000) and cash giveaways at RIH ($600,000). The CCC and DGE fees were higher in 1996 because RIH's gaming license renewal investigation and hearing took place in early 1996. The cash giveaways were down as the cash giveaway per bus patron decreased, though RIH's number of bus passengers increased.

             Selling, General and Administrative

             T h ese costs decreased, primarily due to the decrease in amortization of prepaid fees ($600,000) under an agreement whereby RIH and SINA have a non-exclusive license to use the name and likeness of Merv Griffin to advertise the Resorts Casino Hotel. The balance of such prepaid fees were written off in December 1996.

             Depreciation and Amortization

             These expenses were up slightly as the decrease in depreciation expense ($400,000) resulting primarily from the changes in remaining depreciable lives assigned in conjunction with the Merger was more than offset by the amortization of goodwill ($600,000).

        PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             The following Part I exhibit is filed herewith:

             Exhibit
             Number                             Exhibit

              (27)       Financial data schedule.

        b.   Reports on Form 8-K

             No Current Report on Form 8-K was filed by RIH covering an event during the first quarter of 1997. No amendments to previously filed Forms 8-K were filed during the first quarter of 1997.

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


                                            RESORTS INTERNATIONAL HOTEL, INC.
                                                       (Registrant)




                                             /s/ George Papanier
                                            George Papanier
                                            Executive Vice President
                                            (Authorized Officer of
                                            Registrant, Chief Operating
                                            Officer and Chief Financial
                                            Officer)


        Date:  May 14, 1997

                           RESORTS INTERNATIONAL HOTEL, INC.

                          Form 10-Q for the quarterly period
                                 ended March 31, 1997


                                     EXHIBIT INDEX


           Exhibit
           Number            Exhibit             Page Number in Form 10-Q

            (27)     Financial data schedule     Page 17.