Form 10-Q
period 1997-06-30
RESORTS INTERNATIONAL HOTEL INC
filed 1997-08-14
CIK 841281

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

[X]	      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

    		(609) 340-7896
(Registrant's telephone number,
including area code)


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


- continued -

Exhibit Index is presented on page 16

Total number of pages 18

Number of shares outstanding of registrant's common stock as of June 30, 1997: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General
Instruction.


RESORTS INTERNATIONAL HOTEL, INC.
FORM 10-Q
INDEX


			     Page Number

Part I.   Financial Information

	Item 1.  Financial Statements

	Consolidated Balance Sheets as of June 30, 1997
	and December 31, 1996		                                 4

	Consolidated Statements of Operations for the Three
	Months and Six Months Ended June 30, 1997 and 1996	     5

	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 1997 and 1996		                   6

	Notes to Consolidated Financial Statements		           7-9


	Item 2.  Management's Discussion and Analysis of
        		Financial Condition and Results
		        of Operations  		                            11-13


Part II.  Other Information

 Item 1.  Legal Proceedings		                            14
	Item 2.  Changes in Securities		                        14
	Item 3.  Defaults upon Senior Securities		              14
	Item 4.  Submission of Matters to a Vote
	        	of Security Holders	                     	     14
	Item 5.  Other Information		                            14
	Item 6.  Exhibits and Reports on Form 8-K		             14


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                   RESORTS INTERNATIONAL HOTEL, INC.
                    CONSOLIDATED BALANCE SHEETS
              (In Thousands of Dollars, except par value)

                                                     June 30,       December 31,
                                                       1997             1996
ASSETS                                              (unaudited)
Current Assets:
  Cash and cash equivalents                              64,073           20,892
  Restricted cash equivalents                               750              750
  Receivables, net                                        5,913            5,936
  Inventories                                             1,254            1,194
  Prepaid expenses                                        2,196            1,844
    Total current assets                                 74,186           30,616

Property and equipment, net                             204,793          209,226
Deferred charges and other assets                        18,518           12,637
Goodwill, net of amortization                            97,686           98,923
                                                        395,183          351,402

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                      608              636
  Accounts payable and accrued liabilities               32,830           32,307
  Interest payable to affiliates                          5,732            4,244
  Due to SINA                                               919            2,422
    Total current liabilities                            40,089           39,609

Notes payable to affiliates, including
 unamortized (discounts) premiums                       205,918          155,927

Other long-term debt                                          0              283

Deferred income taxes                                    35,457           37,500

Shareholder's equity:
  Common Stock - $1 par value                             1,000            1,000
  Capital in excess of par                              117,083          117,083
  Accumulated Deficit                                    (4,364)               0
  Total shareholder's equity                            113,719          118,083
                                                        395,183          351,402


                The accompanying notes are an integral part
            of these condensed consolidated financial statements


                                   RESORTS INTERNATIONAL HOTEL, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In Thousands of Dollars)
                                                (Unaudited)

                                  Three months          Six months
                                  ended June 30,      ended June 30,
                                1997        1996     1997        1996

REVENUES:
 Gaming                         $64,917   $68,385  $124,364  $127,247
 Food and beverage                6,904     6,955    13,177    12,839
 Rooms                            4,254     4,044     7,218     7,014
 Other                            2,563     2,316     4,520     4,248
  Gross revenues                 78,638    81,700   149,279   151,348
 Less - promotional allowances   (7,070)   (6,341)  (12,545)  (11,401)
  Net revenues                   71,568    75,359   136,734   139,947

COST AND EXPENSES:
 Gaming                          39,722    41,684    77,145    79,380
 Food and beverage                4,158     4,261     7,791     7,793
 Rooms                              802       952     1,673     1,992
 Selling, general and
  administrative                  8,346     8,657    16,334    17,404
 Depreciation and amortization    3,205     3,230     6,391     6,184
 SINA management fee              2,358     2,451     4,477     4,540
 Other                            7,769     8,534    16,810    17,481
  Total costs and expenses       66,360    69,769   130,621   134,774
  Income from operations          5,208     5,590     6,113     5,173

OTHER INCOME AND (EXPENSES):
 Interest and other income          900       580     1,443     1,164
 Interest expense                (4,704)   (4,154)   (9,031)   (8,305)
 Amortization of debt premiums,
  discounts and issue costs         (82)     (349)       68      (713)
Income (loss) before
 Extraordinary item               1,322     1,667    (1,407)   (2,681)

 Extraordinary item - loss on
  extinguishment of debt (net of
  income tax benefit of $2,043)                      (2,957)        -

  Net income (loss)             $ 1,322   $ 1,667   $(4,364) $ (2,681)



                         The accompanying notes are an integral part
                          of these consolidated financial statements


                RESORTS INTERNATIONAL HOTEL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In Thousands of Dollars)
                          (Unaudited)
                                                    For the six months
                                                      ended June 30,
                                                  1997           1996
CASH FLOW FROM OPERATING ACTIVITIES:
 Reconciliation of net loss to net cash
  provided by operating activities:
 Net loss                                       $    (4,364)  $    (2,681)
Adjustments to reconcile net loss to net cash
 provided by operating activities-
  Extraordinary loss on extinguishment of
     debt, net of income tax benefit                  2,957
  Depreciation and amortization                       6,391         6,184
  Amortization of debt premiums, discounts
     and issue costs                                    (68)          713
  Provision for doubtful receivables                    517           255
  Provision for discount on CRDA obligations,
     net of amortization                                707           723
  Deferred tax benefit                                  -             (75)
  Net increase in receivables                          (494)         (152)
  Net increase in inventories and
     prepaid expenses                                  (412)          (42)
  Net increase in deferred charges and
     other assets                                      (651)          (29)
  Net increase in accounts payable and
     accrued liabilities                              2,269         2,371
  Net increase (decrease) in interest
     payable to affiliates                            1,488            (7)
 Net cash provided by operating activities            8,340         7,260

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (721)       (3,473)
  CRDA deposits and bond purchases                   (1,480)       (1,455)
 Net cash used in investing activities               (2,201)       (4,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of borrowings from affiliate             199,084           -
  Payments to secure borrowings                      (4,479)          -
  Repayments of affiliated notes
     related to offer                              (153,712)          -
  Repayments to affiliates                           (1,503)         (892)
  Payments of merger costs                           (2,032)          -
  Other debt repayments                                (316)         (286)
  Net cash flow provided by (used in)
     financing activities                            37,042        (1,178)
  Net increase in cash and cash equivalents          43,181         1,154
  Cash and cash equivalents at
     beginning of period                             21,642        38,777
  Cash and cash equivalents at end of period    $    64,823   $    39,931

                The accompanying notes are an integral part
                 of these consolidated financial statements


RESORTS INTERNATIONAL HOTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.	General:

	The accompanying consolidated interim financial statements, which are unaudited, include the operations of Resorts International Hotel, Inc. ("RIH") and its subsidiaries. RIH owns and operates the Resorts Casino Hotel, a casino/hotel complex located in Atlantic City, New Jersey. RIH is a wholly owned subsidiary of GGRI, Inc. ("GGRI"), which is a wholly owned subsidiary of Sun International North America, Inc. ("SINA"). SINA was known as Griffin Gaming & Entertainment, Inc. until February 6, 1997. "SINA" is used herein to refer to that corporation both before and after its name change. Neither the accounts of GGRI nor the accounts of SINA are included in the consolidated financial statements of RIH.

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

	While the accompanying interim financial information is unaudited, management of RIH believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the RIH 1996 Form 10-K. The results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 1997.

	The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 32 through 50 of the RIH 1996 Form
10-K.

B.	Reverse Repurchase Agreements:

	Cash equivalents at June 30, 1997 included $34,375,000 of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of July
1997.



RESORTS INTERNATIONAL HOTEL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.	Refinancing:

	In February 1997, Resorts International Hotel Financing, Inc., a wholly owned subsidiary of SINA ("RIHF"), offered (the "Offer") to purchase its outstanding $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage
Notes"). In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,712,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and
 .1928 of an ordinary share of SIHL.

	In connection with the Offer and Solicitation, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior
Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds of approximately $194,000,000. These proceeds were loaned to RIH in exchange for a $200,000,000 promissory note (the "New RIH Note") with terms that mirror the terms of the Senior Notes, and RIH's guarantee of the Senior Notes. RIH transferred to RIHF (i) $153,712,000 in cash which RIHF used to pay the purchase price, (including payments related to the Consents), excluding accrued interest, for the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000
Junior Mortgage Notes owned by RIH. In exchange for this, the $125,000,000 and $35,000,000 promissory notes from RIH to RIHF (the
"RIH Notes"), the terms of which mirror the terms of the Mortgage
Notes and Junior Mortgage Notes, respectively, were canceled and RIH issued new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes.
The excess of the cash and carrying value of the Junior Mortgage Notes tendered by RIH to RIHF over the net decrease in carrying value, excluding accrued interest, of the affiliated notes from RIH to RIHF, plus estimated costs of the Offer and Solicitation, which were borne by RIH, resulted in an extraordinary loss of $5,000,000. RIH also recorded a deferred tax benefit of $2,043,000 related to this extraordinary item. The remainder of the proceeds will be used for general corporate purposes.

	Interest on the Senior Notes and the New RIH Note is payable on March 15 and September 15 in each year, commencing September 15, 1997. The indenture for the Senior Notes (the "Senior Indenture") contains certain covenants, including limitations on the ability of the Issuers and the Guarantors (including RIH) to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other restricted payments.

D.	Statements of Cash Flows:

	Supplemental disclosures required by Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" are presented below.

                                      		    Six Months Ended
		                                               June 30,
(In Thousands of Dollars)	                  1997	        1996


Interest paid                        	 $	  7,543    	 $	  8,312

Income Taxes Paid	                     $	    -	       $	    -

Non-cash investing and financing
 activities - increase in liabilities
 for additions to other assets	        $     74	      $	     88


E.	Reclassifications

	Certain reclassifications have been made to the 1996 balances to conform with the current year presentation.

F.	Commitments and Contingencies:

	Casino Reinvestment Development Authority ("CRDA")

	As previously reported in the RIH 1996 Form 10-K, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by RIH. These matters were dormant for an extensive period of time until late 1995 when RIH was contacted by the CRDA. CRDA legal representatives have recently indicated that the Treasury may take a position that RIH owes additional investment alternative taxes including interest and possibly penalties. If these issues are determined adversely, RIH could be required to pay the relevant amount in cash. Management of RIH intends to contest these issues and believes a negotiated settlement that would not involve a material monetary cost to RIH is possible.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

	At June 30, 1997 RIH had working capital of $34,097,000 including $64,073,000 of unrestricted cash and equivalents.

	RIH, through notes payable to affiliates, is the principal source of funds for servicing the $200,000,000 principal amount of Senior
Notes, the remaining $5,355,000 principal amount of Mortgage Notes and the remaining $1,100,000 principal amount of Junior Mortgage Notes. Annual interest expense on these notes totals approximately
$18,700,000.

Capital Expenditures and Resources

	In March 1997 SIHL and SINA loaned the net proceeds of the Senior Notes which, after costs, approximated $194,000,000, to RIH in exchange for the $200,000,000 New RIH Note and RIH's guarantee of the Senior Notes. RIH then transferred to RIHF (i) the portion of the proceeds ($153,712,000) needed to purchase the Mortgage Notes and the Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the RIH Notes were canceled and RIH issued new promissory notes to RIHF in the amounts of $5,355,000 and $1,100,000 and with terms that mirror the terms of the remaining Mortgage Notes and Junior Mortgage Notes, respectively. The remaining proceeds will be used for general corporate purposes. See Note C of Notes to Consolidated Financial Statements for further discussion of these transactions.

	RIH is in the process of planning a redevelopment of the existing Resorts Casino Hotel into a highly themed resort (the
"Redevelopment"). The planning for the Redevelopment has not yet been completed and the costs and schedule therefor have not yet been determined. The ability to carry out the Redevelopment depends on a number of factors, including receipt of adequate financing and certain state and local approvals.

	After completion of the Redevelopment, RIH may consider undertaking a large scale expansion of the Resorts Casino Hotel on the land adjacent thereto. The size and scope of any expansion depends, in part, upon the results achieved by the redeveloped Resorts Casino Hotel, improvements to existing transportation infrastructure and the acquisition of additional land. For the first six months of 1997, SINA acquired approximately $8,500,000 of land that could be used for the expansion.

	Competition for Atlantic City casino patrons remains intense. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997 another competitor added approximately 75,000 square feet of casino space and two other competitors are scheduled to open hotel room additions of 300 and 400 rooms by the end of this summer. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City.

RESULTS OF OPERATIONS

	Comparison of Three Month Periods ended June 30, 1997 and 1996

	Gaming revenues were $64,917,000 for the three months ended June 30, 1997, a decrease of $3,468,000 or 5.1% from gaming revenues of $68,385,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

	Slot revenues were $45,820,000 for the three months ended June 30, 1997, a decrease of $2,297,000 or 4.8% from $48,117,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $31,295,000 or 5.8% to $511,600,000 for the three months ended June 30, 1997 from $542,895,000 for the comparable period in 1996.

	Table games revenues were $17,679,000 for the three months ended June 30, 1997, a decrease of $786,000 or 4.3% from $18,465,000 for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) by $2,373,000 or 2.0% to $113,627,000 for the three months ended June 30, 1997 from $116,000,000 for the comparable period in 1996, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.4 percentage points to 15.6% for the three months ended June 30, 1997 from 16.0% for the comparable period in 1996.

	Poker, simulcast and keno revenues were $1,418,000 for the three months ended June 30, 1997, a decrease of $385,000 or 21.4% from $1,803,000 for the comparable period in 1996.

	Other revenues were $13,721,000 for the three months ended June 30, 1997, an increase of $406,000 or 3.0% from other revenues of $13,315,000 for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase primarily reflects a $210,000 or 5.2% increase in room revenues due to a $4.38 increase in the average room rate per night to $76.15 in 1997 from $71.77 in 1996 partially offset by a 1.7 percentage point decrease in occupancy rate to 92.5% in 1997 from 94.2% in 1996.

	Gaming costs and expenses were $40,235,000 for the three months ended June 30, 1997, a decrease of $1,449,000 or 3.5% from expenses of $41,684,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional expenses given to patrons. The decrease is primarily due to management's implementation of various cost containment efforts that will continue throughout the year.

	Income from operations was $5,208,000 for the three months ended June 30, 1997, a decrease of $382,000 or 6.8% from income of $5,590,000 for the comparable period in 1996.

	Interest expense, including amortization, was $4,786,000 for the three months ended June 30, 1997, a decrease of $283,000 or 6.3% from interest expense of $4,503,000 for the comparable period in 1996.
This currently represents interest expense associated with the Senior Notes as well as the remaining Mortgage Notes and Junior Mortgage
Notes.

	Comparison of Six Month Periods ended June 30, 1997 and 1996

	Gaming revenues were $124,364,000 for the six months ended June 30, 1997, a decrease of $2,883,000 or 2.3% from gaming revenues of $127,247,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

	Slot revenues were $85,812,000 for the six months ended June 30, 1997, a decrease of $2,713,000 or 3.1% from $88,525,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $35,000,000 or 3.5% to $968,244,000 for the six months ended June 30, 1997 from $1,003,244,000 for the comparable period in 1996.

	Table games revenues were $35,633,000 for the six months ended June 30, 1997, an increase of $429,000 or 1.2% from $35,204,000 for the comparable period in 1996. This increase was primarily due to an increase in table games drop (the dollar amount of chips purchased) by $3,358,000 or 1.5% to $223,754,000 for the six months ended June 30,
1997 from $220,396,000 for the comparable period in 1996. This was partially offset by a hold percentage (ratio of casino win to total amount of chips purchased) decrease of 0.1 percentage points to 15.9% for the six months ended June 30, 1997 from 16.0% for the comparable period in 1996.

	Poker, simulcast and keno revenues were $2,919,000 for the six months ended June 30, 1997, a decrease of $598,000 or 17.0% from $3,517,000 for the comparable period in 1996.

	Other revenues were $24,915,000 for the six months ended June 30, 1997, an increase of $814,000 or 3.4% from other revenues of $24,101,000 for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase primarily reflects a $338,000 or 2.6% increase in food & beverage revenues due to a 32,810 or 3.5% increase in food covers to 982,671 for the six months ended June 30, 1997 from 949,861 for the comparable period in 1996. There was also a $0.10 or 0.9% increase in the average food check to $11.12 for the six months ended June 30, 1997 from $11.02 for the comparable period in 1996. The increase also reflects a $204,000 or 2.9% increase in lodging revenues due to a $2.14 increase in the average room rate per night to $66.05 in 1997 from $63.91 in 1996 partially offset by a 1.0 percentage point decrease in occupancy rate to 91.0% in 1997 from 92.0% in 1996.

	Gaming costs and expenses were $77,658,000 for the six months ended June 30, 1997, a decrease of $1,722,000 or 2.2% from expenses of $79,380,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional expenses given to patrons. The decrease is primarily due to management's implementation of various cost containment efforts during the second quarter of 1997 that will continue throughout the year.

	Income from operations was $6,113,000 for the six months ended June 30, 1997, an increase of $940,000 or 18.2% from income of $5,173,000 for the comparable period in 1996.

	Interest expense, net of amortization, was $8,963,000 for the six months ended June 30, 1997, a decrease of $55,000 or 0.6% from interest expense of $9,018,000 for the comparable period in 1996. This currently represents interest expense associated with the Senior Notes as well as the remaining Mortgage Notes and Junior Mortgage Notes.

Forward Looking Statements

The statements contained herein include forward looking statements based on management's current expectations of RIH's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, RIH's actual results could differ materially from the expectations expressed in the preceding paragraphs. Factors that could cause RIH's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the casino gaming industry; increases in the number of competitors in the market in which RIH operates; the seasonality of the industry in the market in which RIH operates; the susceptibility of RIH's operating results to adverse weather conditions and natural disasters; the risk that certain governmental approvals may not be obtained; changes in governmental regulations governing RIH's activities and other risks detailed in RIH's filings with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

RIH is a defendant in certain litigation. In the opinion of management, based upon the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying consolidated financial statements.

Item 2. Changes in Securities

	None

Item 3. Defaults Upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information

	None

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:  The following Part I exhibits are filed herewith:

	Exhibit Number

	   (27)(a)	Financial data schedule as of June 30, 1997
	   (27)(b)	Restated financial data schedule as of June 30, 1996

b.	Reports on Form 8-K

No Current Report on Form 8-K was filed by RIH covering an event during the second quarter of 1997. No amendments to previously filed Forms 8-K were filed during the second quarter of 1997.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			RESORTS INTERNATIONAL HOTEL, INC.
			           (Registrant)




			 /s/ David Hughes
			David Hughes
			Senior Vice President of Finance
			(Authorized Officer of
			Registrant and Chief Financial
			Officer)


Date:  August 12, 1997

RESORTS INTERNATIONAL HOTEL, INC.

Form 10-Q for the quarterly period
Ended June 30, 1997

EXHIBIT INDEX

Exhibit
Number             Exhibit             Page Number in Form 10-Q

(27)(a)    Financial data schedule     Page 17
           as of June 30, 1997

(27)(b)    Restated financial data     Page 18
           schedule as of June 30,
           1996
8

16