Form 10-Q
period 1997-09-30
RESORTS INTERNATIONAL HOTEL INC
filed 1997-11-14
CIK 841281

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

                                                Yes  X     No


                              - continued -

                  Exhibit Index is presented on page 16

                        Total number of pages 18

Number of shares outstanding of registrant's common stock as of September 30, 1997: 1,000,000, all of which are owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by that General Instruction.

                    RESORTS INTERNATIONAL HOTEL, INC.
                                FORM 10-Q
                                  INDEX


                                                         Page Number

Part I.       Financial Information

    Item 1.   Financial Statements

    Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996                                     4

    Consolidated Statements of Operations for the Three
    Months and Nine Months Ended September 30,
    1997 and 1996                                             5

    Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1997 and 1996                  6

    Notes to Consolidated Financial Statements of
    Resorts International Hotel, Inc.                        7-9


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                  9-13


Part II.      Other Information

    Item 1.      Legal Proceedings                           13
    Item 2.      Changes in Securities                       14
    Item 3.      Defaults upon Senior Securities             14
    Item 4.      Submission of Matters to a Vote
                 of Security Holders                         14
    Item 5.      Other Information                           14
    Item 6.      Exhibits and Reports on Form 8-K            14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    RESORTS INTERNATIONAL HOTEL, INC.
                       CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, except par value)

                                          September 30,     December 31,
                                              1997              1996
ASSETS                                    (unaudited)
Current assets:
 Cash and cash equivalents                   $ 51,392        $ 20,892
 Restricted cash equivalents                      -               750
 Receivables, net                               5,949           5,936
 Inventories                                    1,430           1,194
 Prepaid expenses                               2,167           1,844
   Total current assets                        60,938          30,616

Property and equipment, net                   216,966         209,226
Deferred charges and other assets              18,378          12,637
Goodwill, net of amortization                  97,068          98,923
                                             $393,350        $351,402

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt        $    446        $    636
 Accounts payable and accrued
  liabilities                                  24,773          32,307
 Interest payable to affiliates                   864           4,244
 Due to SINA                                    7,793           2,422
     Total current liabilities                 33,876          39,609

Notes payable to affiliates, including
 unamortized (discounts) premiums             205,921         155,927

Other long-term debt                              -               283

Deferred income taxes                          35,457          37,500

Shareholder's equity:
 Common stock - $1 par value                    1,000           1,000
 Capital in excess of par                     117,083         117,083
 Retained earnings                                 13             -
   Total shareholder's equity                 118,096         118,083
                                             $393,350        $351,402



               The accompanying notes are an integral part of these consolidated financial statements

                    RESORTS INTERNATIONAL HOTEL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands of Dollars)
                               (Unaudited)

                             Three months              Nine months
                           ended September 30,     ended September 30,
                            1997        1996         1997        1996
                         (Successor)(Predecessor)(Successor)(Predecessor)
REVENUES:
 Gaming                    $ 66,607  $ 72,354     $190,971   $199,601
 Food and beverage            7,640     8,126       20,817     20,965
 Rooms                        5,458     5,293       12,676     12,307
 Other                        3,785     2,838        8,305      7,086
  Gross revenues             83,490    88,611      232,769    239,959
 Less:
  Promotional allowances     (9,088)   (8,470)     (21,633)   (19,871)
  Net revenues               74,402    80,141      211,136    220,088

COSTS AND EXPENSES:
 Gaming                      40,536    44,413      117,681    123,793
 Food and beverage            4,315     4,750       12,106     12,543
 Rooms                          600       718        2,273      2,710
 Selling, general and
  administrative              6,887     8,425       23,221     25,829
 Depreciation and
  amortization                3,374     3,092        9,765      9,276
 SINA management fee          2,504     2,657        6,981      7,197
 Other                        7,836     9,044       24,646     26,525

  Total costs and
   expenses                  66,052    73,099      196,673    207,873
    Income from operations    8,350     7,042       14,463     12,215

OTHER INCOME (EXPENSES):
 Interest and other
   income                       885       612        2,328      1,776
 Interest expense            (4,701)   (4,198)     (13,732)   (12,503)
 Amortization of debt
  premiums, discounts,
  and issue costs              (157)     (371)         (89)    (1,084)
 Income before
  extraordinary item          4,377     3,085        2,970        404

 Extraordinary item - loss
  on extinguishment of debt
  (net of income tax
  benefit of $2,043)             -         -        (2,957)       -
  Net income               $  4,377  $  3,085     $     13   $    404


               The accompanying notes are an integral part of these consolidated financial statements

                     RESORTS INTERNATIONAL HOTEL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)
                                                       For the nine months
                                                       ended September 30,
                                                       1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:               (Successor)   (Predecessor)
  Reconciliation of net income to net
 cash provided by operating activities:
   Net income                                        $      13     $    404
   Extraordinary loss on extinguishment
    of debt, net of income tax benefit                   2,957            -
   Depreciation and amortization                         9,765        9,276
   Amortization of debt premiums,
    discounts and issue costs                               89        1,084
   Provision for doubtful receivables                      696          501
   Provision for discount on CRDA
  obligations, net of amortization                         901        1,150
   Deferred tax benefit                                      -         (240)
   Net increase in receivables                            (709)      (1,066)
   Net (increase) decrease in inventories
  and prepaid expenses                                    (559)       1,613
   Net (increase) decrease in deferred
    charges and other assets                             1,956       (1,939)
   Net increase (decrease) in accounts
    payable and accrued liabilities                       (110)         523
   Net decrease in interest payable
    to affiliates                                       (3,380)      (2,879)
     Net cash provided by operating activities          11,619        8,427

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                    (15,650)      (5,026)
 CRDA deposits and bond purchases                       (2,286)      (2,170)
   Net cash used in investing activities               (17,936)      (7,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of borrowing from affiliate                  199,084            -
 Payments to secure borrowings                          (6,460)           -
 Repayments of affiliated notes
  related to Offer                                    (153,717)           -
 Repayments to affiliates                                 (340)        (501)
 Payments of merger costs                               (2,027)           -
 Other debt repayments                                    (473)        (435)
   Net cash flow provided by (used in)
    financing activities                                36,067         (936)
 Net increase in cash and cash
  equivalents                                           29,750          295
 Cash and cash equivalents at
  beginning of period                                   21,642       38,777
 Cash and cash equivalents at end
  of period                                         $   51,392     $ 39,072

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

     While the accompanying interim financial information is unaudited, management of RIH believes that all adjustments necessary for a fair presentation of these interim results have been made and all such adjustments are of a normal recurring nature. The seasonality of the business is described in Management's Discussion and Analysis of Financial Condition and Results of Operations in the RIH 1996 Form 10-K. The results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 1997.

     The notes presented herein are intended to provide supplemental disclosure of items of significance occurring subsequent to December 31, 1996 and should be read in conjunction with the Notes to Consolidated Financial Statements contained in pages 32 through 50 of the RIH 1996 Form 10-K.

B.   Reverse Repurchase Agreements:

     Cash equivalents at September 30, 1997 included $24,980,000 of reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) with Prudential Securities, Inc. under which RIH had not taken delivery of the underlying securities. These agreements matured during the first week of October 1997.

C.   Refinancing:

     In February 1997, Resorts International Hotel Financing, Inc., a wholly owned subsidiary of RIH ("RIHF"), offered (the "Offer") to purchase its outstanding $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,712,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

     In connection with the Offer, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds of approximately $194,000,000. These proceeds were loaned to RIH in exchange for a $200,000,000 promissory note (the "New RIH Note") with terms that mirror the terms of the Senior Notes, and RIH's guarantee of the Senior Notes. RIH transferred to RIHF (i) $153,712,000 in cash which RIHF used to pay the purchase price, (including payments related to the Consents), excluding accrued interest, for the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the $125,000,000 and $35,000,000 promissory notes from RIH to RIHF (the "RIH Notes"), the terms of which mirror the terms of the Mortgage Notes and Junior Mortgage Notes, respectively, were canceled and RIH issued new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes. The excess of the cash and carrying value of the Junior Mortgage Notes tendered by RIH to RIHF over the net decrease in carrying value, excluding accrued interest, of the affiliated notes from RIH to RIHF, plus estimated costs of the Offer, which were borne by RIH, resulted in an extraordinary loss of $5,000,000. RIH also recorded a deferred tax benefit of $2,043,000 related to this extraordinary item.

     Interest on both the Senior Notes and the New RIH Note is payable on March 15 and September 15 in each year. These payments commenced September 15, 1997 with an interest payment of $9,550,000. The indenture for the Senior Notes (the "Senior Indenture") contains certain covenants, including limitations on the ability of the Issuers and the Guarantors (including RIH) to, among other things: (i) incur additional indebtedness, (ii) incur certain liens, (iii) engage in certain transactions with affiliates and (iv) pay dividends and make certain other restricted payments.

D.   Statements of Cash Flows:

 Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95 "Statement of Cash Flows" are presented below.
                                             Nine Months Ended
                                               September 30,
(In Thousands of Dollars)                     1997       1996


Interest paid                               $17,112     $7,768

Income taxes paid                           $     -     $    -

Non-cash investing and financing
 activities - increase in liabilities
 for additions to other assets              $   103     $  136


E.   Reclassifications

     Certain reclassificaitons have been made to the 1996 balances to conform with the current year presentation.

F.   Commitments and Contingencies:

     Casino Reinvestment Development Authority ("CRDA")

     As previously reported in the RIH 1996 Form 10-K, certain issues have been raised by the CRDA and the State of New Jersey Department of the Treasury (the "Treasury") concerning the satisfaction of investment obligations for the years 1979 through 1983 by RIH. As of September 30, 1997 RIH, the CRDA and the Treasury have reached a settlement on this issue. The settlement calls for RIH to donate land with an appraised value of $4.8 million to the CRDA, contribute $5.6 million of funds currently on deposit with the CRDA, which were allocated to purchase Atlantic City Housing Bonds, and establish a $3.0 million mortgage guarantee program for purchases of residential, owner-occupied property in the City of Atlantic City. Additionally, because the settlement was previously provided for, this transaction did not have any impact on RIH's Consolidated Statement of Operations for the period ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Liquidity

     At September 30, 1997 RIH had working capital of $27,062,000 including $51,392,000 of unrestricted cash and cash equivalents.

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

     In September 1997, SIHL announced plans for renovation of Resorts Casino Hotel into a highly themed resort. The renovation is anticipated to include the construction of a new hotel tower with approximately 600 rooms to replace the 160 existing rooms in the North Tower along with the remodeling of public areas and the casino. This renovation is expected to begin in 1998 and cost approximately $150 million.
Financing of this project will come from internal cash flows and an existing credit facility of an affiliated company of RIH. Any such plans will be subject to regulatory and other approvals.

     In August 1997, RIH purchased $10,894,000 of land adjacent to Resorts Casino Hotel. This land is currently being used for parking, although the site, along with other land owned by SINA, could be used for future expansion.

     Competition for Atlantic City casino patrons remains intense. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997 a competitor added approximately 75,000 square feet of casino space which includes approximately 1,766 slot machines and 58 table games. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City. These capacity increases in Atlantic City have negatively impacted RIH's gaming revenues as described below.

RESULTS OF OPERATIONS - Comparison of Three Month Periods ended September 30, 1997 and 1996

     Gaming revenues were $66,607,000 for the three months ended September 30, 1997, a decrease of $5,747,000 or 7.9% from gaming revenues of $72,354,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $46,588,000 for the three months ended September 30, 1997, a decrease of $4,134,000 or 8.2% from $50,722,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $45,315,000 or 7.8% to $533,497,000 for the three months ended September 30, 1997 from $578,812,000 for the comparable period in 1996 and a decrease in cash promotional expenses (amount of coin coupons and cash back to patrons) of approximately $973,000 or 10.2% associated with the shifting of marketing programs that contribute marginal returns and are reflected as revenue. Management is currently in the process of upgrading its slot product and in September had completed an upgrade of 35% of its $0.25 denomination slot product to include more popular machines.

     Table games revenues were $18,616,000 for the three months ended September 30, 1997, a decrease of $1,272,000 or 6.4% from $19,888,000 for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) by $5,413,000 or 4.0% to $129,054,000 for the three months ended September 30, 1997 from $134,467,000 for the comparable period in 1996, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.4 percentage points to 14.4% for the three months ended September 30, 1997 from 14.8% for the comparable period in 1996.

     Poker, simulcast and keno revenues were $1,403,000 for the three months ended September 30, 1997, a decrease of $341,000 or 19.6% from $1,744,000 for the comparable period in 1996.

     Other revenues were $16,883,000 for the three months ended September 30, 1997, an increase of $626,000 or 3.9% from other revenues of $16,257,000 for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase is primarily attributable to a $792,000 or 49.8% increase in total entertainment headliner revenues to $2,381,000 for the three months ended September 30, 1997 from $1,589,000 for the comparable period in 1996. This is partially offset by a $486,000 decrease in food and beverage revenues due to a 28,085 or 4.7% decrease in food covers and a $0.07 or 0.6% decrease in the average check from 1996.

     Gaming costs and expenses were $40,536,000 for the three months ended September 30, 1997, a decrease of $3,877,000 or 8.7% from expenses of $44,413,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease is primarily due to management's implementation of various cost containment efforts.

     Selling, general and administrative costs were $6,887,000 for the three months ended September 30, 1997, a decrease of $1,538,000 or 18.3% from expenses of $8,425,000 for the comparable period in 1996. The decrease is primarily due to management's implementation of various cost containment efforts.

     Income from operations was $8,350,000 for the three months ended September 30, 1997, an increase of $1,308,000 or 18.6% from income of $7,042,000 for the comparable period in 1996.

     Interest expense, net of amortization, was $4,858,000 for the three months ended September 30, 1997, an increase of $289,000 or 6.3% from interest expense of $4,569,000 for the comparable period in 1996. This currently represents interest expense associated with the Senior Notes as well as the remaining Mortgage Notes and Junior Mortgage Notes.

RESULTS OF OPERATIONS - Comparison of Nine Month Periods ended September 30, 1997 and 1996

     Gaming revenues were $190,971,000 for the nine months ended September 30, 1997, a decrease of $8,630,000 or 4.3% from gaming revenues of $199,601,000 for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

     Slot revenues were $132,400,000 for the nine months ended September 30, 1997, a decrease of $6,848,000 or 4.9% from $139,248,000 for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) by $80,317,000 or 5.1% to $1,501,740,000 for the nine months ended September 30, 1997 from $1,582,057,000 for the comparable period in 1996 and a decrease in cash promotional expenses (amount of coin coupons and cash back to patrons) of approximately $3.6 million or 12.7% associated with the shifting of marketing programs that contribute marginal returns and are reflected as revenue. Management is currently in the process of upgrading its slot product and had completed in September an upgrade of 35% of its $0.25 denomination slot product to include more popular machines.

     Table games revenues were $54,249,000 for the nine months ended September 30, 1997, a decrease of $843,000 or 1.5% from $55,092,000 for the comparable period in 1996. This decrease was primarily due to a decrease in table games drop (the dollar amount of chips purchased) by $2,055,000 or 0.6% to $352,808,000 for the nine months ended September 30, 1997 from $354,863,000 for the comparable period in 1996 and a hold percentage (ratio of casino win to total amount of chips purchased) decrease of 0.1 percentage points to 15.4% for the nine months ended September 30, 1997 from 15.5% for the comparable period in 1996.

     Poker, simulcast and keno revenues were $4,322,000 for the nine months ended September 30, 1997, a decrease of $939,000 or 17.8% from $5,261,000 for the comparable period in 1996.

     Other revenues were $41,798,000 for the nine months ended September 30, 1997, an increase of $1,440,000 or 3.6% from other revenues of $40,358,000 for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase primarily reflects a $1,152,000 or 29.8% increase in total entertainment headliner revenues to $5,018,000 for the nine months ended September 30, 1997 from $3,866,000 for the comparable period in 1996.

     Gaming costs and expenses were $117,681,000 for the nine months ended September 30, 1997, a decrease of $6,112,000 or 4.9% from expenses of $123,793,000 for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease is primarily due to management's implementation of various cost containment efforts during 1997.

     Selling, general and administrative costs were $23,221,000 for the nine months ended September 30, 1997, a decrease of $2,608,000 or 10.1% from expenses of $25,829,000 for the comparable period in 1996. The decrease is primarily due to management's implementation of various cost containment efforts.

     Income from operations was $14,463,000 for the nine months ended September 30, 1997, an increase of $2,248,000 or 18.4% from income of $12,215,000 for the comparable period in 1996.

     Interest expense, net of amortization, was $13,821,000 for the nine months ended September 30, 1997, an increase of $234,000 or 1.7% from interest expense of $13,587,000 for the comparable period in 1996. This currently represents interest expense associated with the Senior Notes as well as the remaining Mortgage Notes and Junior Mortgage Notes.

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

Item 5. Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:  The following Part I exhibits are filed herewith:

 Exhibit Number

    (27)(a)       Financial data schedule as of September 30, 1997
    (27)(b)       Restated financial data schedule as of September 30,
                  1996

b.   Reports on Form 8-K

     No Current Report on Form 8-K was filed by RIH covering an event during the third quarter of 1997. No amendments to previously filed Forms 8-K were filed during the third quarter of 1997.

                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RESORTS INTERNATIONAL HOTEL, INC.
                                          (Registrant)




                               /s/ David R. Hughes
                               David R. Hughes
                               Senior Vice President of Finance
                               (Authorized Officer of
                               Registrant and Chief Financial
                               Officer)


Date:  November 14, 1997

                    RESORTS INTERNATIONAL HOTEL, INC.

                   Form 10-Q for the quarterly period
                        Ended September 30, 1997

                              EXHIBIT INDEX

Exhibit
Number               Exhibit            Page number in Form 10-Q


 (27)(a)     Financial data schedule            Page 17
             as of September 30, 1997

 (27)(b)     Restated financial data            Page 18
             schedule as of
             September 30, 1996