Form 10-K405
period 1997-12-31
RESORTS INTERNATIONAL HOTEL INC
filed 1998-03-31
CIK 841281

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                Form 10-K


[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997

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

Registrant's telephone number, including area code: 609-340-7896

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

                                                   Yes  X    No

As of February 28, 1998, there were 1,000,000 shares of the registrant's common stock outstanding, all of which were owned by one shareholder. Accordingly there is no current market for any of such shares.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

                    RESORTS INTERNATIONAL HOTEL, INC.

                           INDEX TO FORM 10-K

 ITEM                                                          PAGE

PART I

ITEM 1.   Business                                              1
ITEM 2.   Properties                                            12
ITEM 3.   Legal Proceedings                                     12
ITEM 4.   Submission of Matters to a Vote of Security Holders   12


PART II

ITEM 5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters                                  13
ITEM 6.   Selected Financial Data                               14
ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  15
ITEM 8.   Financial Statements and Supplementary Data           20
ITEM 9.   Changes and Disagreements with Accountants on
           Accounting and Financial Disclosures                 20


PART III

ITEM 10.  Directors and Executive Officers                      20
ITEM 11.  Executive Compensation                                20
ITEM 12.  Security Ownership of Certain Beneficial Owners and
           Management                                           20
ITEM 13.  Certain Relationships and Related Transactions        20


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                          20




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

      The Resorts Casino Hotel is located on the Atlantic City Boardwalk and has approximately 660 guest rooms, a 68,000 square foot casino, an 8,000 square foot simulcast pari-mutuel betting and poker area and related facilities.

      Casino operations in Atlantic City are conducted under a casino license which is subject to periodic review and renewal by action of the New Jersey Casino Control Commission (the "Casino Control Commission"). RIH's current license was renewed in January 1996 through January 31, 2000. See "Regulation and Gaming Taxes and Fees" under "(c) Narrative Description of Business" below.

Merger

      In connection with the Merger, SIHL filed an application for qualification as a holding company of RIH with the Casino Control Commission. On October 22, 1997, SIHL received approval as a qualifier. Prior to qualification, SIHL held an interim casino authorization
("ICA") for the Casino Control Commission. Pending final determination by the Casino Control Commission with respect to SIHL's qualification, all shares of common stock of SINA (the "SINA Common Stock") were held in a 'stand by' trust (the "ICA Trust"). When SIHL received qualification, all SINA common stock was reverted to SIHL and the ICA Trust terminated.

      Pursuant to an accounting practice known as "push-down" accounting, as of December 31, 1996, RIH adjusted its net assets to reflect its portion of the cost of SIHL's investment in SINA. Accordingly, RIH's assets and liabilities were adjusted to their estimated fair values and its retained earnings were eliminated. See Note 1 of Notes to Financial Statements for further discussion of this accounting treatment.

1997 Refinancing

       In February 1997, Resorts International Hotel Financing, Inc. ("RIHF"), a wholly owned subsidiary of SINA, offered (the "Offer") to purchase its outstanding $125,000,000 principal amount of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35,000,000 principal amount of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes"). In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,712,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

      In connection with the Offer, SIHL and SINA (the "Issuers") issued $200,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds of approximately $194,000,000. These proceeds were loaned to RIH in exchange for a $200,000,000 promissory note (the "New RIH Note") with terms that mirror the terms of the Senior Notes, and RIH's guarantee of the Senior Notes. On December 3, 1997, the Casino Control Commission gave regulatory approval to RIH to become guarantor of the $100,000,000 8 5/8% Senior Subordinate Notes due 2007 issued by SIHL and SINA. RIH transferred to RIHF (i) $153,712,000 in cash which RIHF used to pay the purchase price, (including payments related to the Consents), excluding accrued interest, for the Mortgage Notes and Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the $125,000,000 and $35,000,000 promissory notes from RIH to RIHF (the "RIH Notes"), the terms of which mirror the terms of the Mortgage Notes and Junior Mortgage Notes, respectively, were canceled and RIH issued new promissory notes to RIHF in the amounts of, and with terms that mirror, the remaining Mortgage Notes and Junior Mortgage Notes. The excess of the cash and carrying value of the Junior Mortgage Notes tendered by RIH to RIHF over the net decrease in carrying value, excluding accrued interest, of the affiliated notes from RIH to RIHF, plus estimated costs of the Offer, which were borne by RIH, resulted in an extraordinary loss of $5,000,000. RIH also recorded a deferred tax benefit of $2,043,000 related to this extraordinary item.

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


 (b)  Financial Information about Industry Segments

      RIH operates in one business segment. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

 (c)  Narrative Description of Business

Gaming Facilities

      The Resorts Casino Hotel in Atlantic City, New Jersey, has a 68,000 square foot casino and a simulcast pari-mutuel betting and poker area of approximately 8,000 square feet. At December 31, 1997, these gaming areas contained approximately 99 table games that consisted of 44 blackjack tables, 18 poker tables, 10 roulette tables, 9 craps tables, and 18 other specialty games that include Caribbean stud, Baccarat, Let it ride, Three-card Poker, Pai Gow Poker, Big Six, Sic Bo, and Pai Gow. There were also 2,254 slot machines and five betting windows and four customer-operated terminals for simulcast pari-mutuel betting. Also included in the simulcast area is a keno lounge which has two keno cashier windows. There are also two keno windows in the bus waiting area. Resorts Casino Hotel continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making improvements. Resorts Casino Hotel's casino floor has clear, large signs for the convenience of patrons. As new games have been approved by the Casino Control Commission, management has integrated such games into its casino operations to the extent it deems appropriate.

      Casino gaming in Atlantic City is highly competitive and is strictly regulated under the New Jersey Casino Control Act and regulations promulgated thereunder (the "Casino Control Act"), which affect virtually all aspects of RIH's casino operations. See "Competition" and "Regulation and Gaming Taxes and Fees" below.

Resort and Hotel Facilities

      The Resorts Casino Hotel commenced operations in May 1978 and was the first casino/hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino/hotel.
It is situated on approximately seven acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. The Resorts Casino Hotel consists of two hotel towers, the 15-story East Tower and the 9-story North Tower. In addition to the casino facilities described above, the casino/hotel complex includes approximately 660 guest rooms and suites, the 1,400-seat Superstar Theater, seven restaurants, one cocktail lounge, a VIP slot and table player lounge, an indoor swimming pool, a health club and retail stores. The complex also has approximately 50,000 square feet of convention facilities, including eight large meeting rooms and a 16,000 square foot ballroom.

      RIH owns a garage that is connected to the Resorts Casino Hotel by a covered walkway. This garage is used for patrons' self parking and accommodates approximately 700 vehicles. In October 1996 and August 1997, RIH purchased additional adjacent properties consisting of approximately 3.5 acres which were previously leased, and which provide parking for approximately 350 cars. In June 1995, SINA acquired approximately 4.4 acres adjoining the Resorts Casino Hotel (the "Chalfonte Site") which acreage currently provides additional uncovered self-parking for approximately 130 cars and valet parking for approximately 415 cars. This acreage was previously leased by RIH.

      Consistent with industry practice, RIH reserves a portion of its hotel rooms and suites as complimentary accommodations for high-level casino patrons. For 1997, 1996 and 1995 the average occupancy rates, including complimentary rooms, which were primarily provided to casino patrons, were 91%, 93% and 94%, respectively. The average occupancy rate and weighted average daily room rate, excluding complimentary rooms, were 41% and $62, respectively, for 1997. This compares with 50% and $54, respectively, for 1996, and 51% and $59, respectively, for 1995.

Entertainment

      Resorts Casino Hotel offers headline entertainment as part of its strategy to attract high-level and other patrons. Resorts Casino Hotel has entered into exclusive contracts with entertainers to perform at Resorts Casino Hotel including the following who are scheduled for 1998:
Steve Lawrence and Eydie Gorme, Tony Danza, Englebert Humperdink, the
Temptations, and the Pointer Sisters.   Resorts Casino Hotel currently
offers headline entertainment on a Wednesday through Monday schedule and has plans to continue this schedule throughout 1998.

Player Development/Casino Hosts/Junkets

      Resorts Casino Hotel employs junket representatives, player development representatives, and Asian marketing representatives to promote Resorts Casino Hotel to prospective gaming patrons. RIH currently employs junket representatives in New Jersey, New York, Maryland, and other states around the country. RIH also employs player development representatives and Asian Marketing representatives who work out of Resorts Casino Hotel. Resorts Casino Hotel has casino hosts who assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also encourage Star Card membership (the player identification card) sign-ups in order to increase Resorts Casino Hotel's marketing base.



Promotional Activities

      The Star Card, a player identification card, constitutes a key element in Resorts Casino Hotel's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Star Card to earn various complimentaries based upon their level of play. The Star Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

      Resorts Casino Hotel designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Star Card and on table game wagering by the casino hosts. Resorts Casino Hotel also utilizes a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

      Resorts Casino Hotel conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Resorts Casino Hotel.

Capital Improvements

      During 1997, RIH began enhancing the Resorts Casino Hotel through the construction of additional parking and various improvements to the public areas. Other capital expenditures included the purchase of 494 slot machines and computer equipment. In 1996 RIH's capital expenditures at Resorts Casino Hotel included computer system upgrades, the purchase of 147 slot machines (replacements for older models) and other capital maintenance projects. In 1995 RIH expanded its casino by approximately 10,000 square feet and added approximately 315 slot machines. Also in 1995, a new restaurant, California Pizza Kitchen, was constructed and opened, five suites were renovated and the exterior of the building was painted. RIH has a continual capital maintenance program whereby it renovates its guest rooms, replaces its slot machines with newer models, renovates its public areas, including restaurants, as well as improves its infrastructure such as elevators and air conditioning. RIH intends to develop a significant addition to the existing property, which is discussed below under "Expansion Plans."


Expansion Plans

      It is currently contemplated that the Resorts Casino Hotel redevelopment will include the development of new public spaces, the renovation of the existing guest rooms and the construction of a new hotel tower. The development is in the planning process and the costs,
scope and schedule have not yet been finally determined.    Any such
plans will be subject to regulatory and other approvals. As of December 31, 1997, RIH had spent $1.4 million on the expansion consisting primarily of consulting and architectural fees.

New Convention Center and Casino/Hotel Expansions

      In January 1992, the State of New Jersey enacted legislation that authorized a financing plan for the construction of a new convention center to be located on a 30-acre site next to the Atlantic City train station at the base of the Atlantic City Expressway. Construction of the new convention center began in early 1993 and it officially opened in May 1997. The new convention center has 500,000 square feet of continuous exhibit space, and an additional 109,000 square feet of meeting rooms, making it the largest center from Atlanta to Boston.

      The convention center is part of a broader plan that includes expansion of the Atlantic City International Airport, a new 500-room convention hotel, which opened in November 1997, and the transformation of the main entryway into Atlantic City into a new corridor. Officials have commented upon the need for improved commercial air service into Atlantic City as a factor in the success of the convention center. See further discussion under "Transportation Facilities" below. In 1997 a new corridor which links the new convention center and hotel with the Boardwalk was completed. In all, six blocks were transformed into an expansive park with extensive landscaping, night-time lighting, and a large fountain and pool with an 86-foot lighthouse.

      It is believed that additional hotel rooms are necessary to support the convention center as well as to allow Atlantic City to become a competitive destination resort. In November 1997, the new 500-room convention hotel opened. To further spur construction of new hotel rooms and renovation of substandard hotel rooms into deluxe accommodations, a total of $175 million has been set aside by the Casino Reinvestment Development Authority (the "CRDA"), a public authority, to aid in financing such projects. To date, the CRDA has authorized financing in the amount of $105 million which has resulted in the construction of approximately 2,680 new hotel rooms and has reserved funding in the amount of $70 million to four casinos, including Resorts, for the construction of up to 3,770 additional hotel rooms. Resorts' share of the funding has been reserved by the CRDA at $27.3 million to construct up to 1,500 rooms. Also, Mirage Resorts, Inc. ("Mirage"), a Las Vegas, Nevada casino/hotel company, has been selected to be the developer of an approximately 180-acre tract in the Marina area of Atlantic City H-Tract (the "H-Tract"). Mirage originally proposed to build a $750,000,000, 2,000-room casino/hotel, Boyd Gaming Corp.
("Boyd") proposed to build a $500,000,000, 1,000-room casino/hotel, and Circus Circus Enterprises, Inc. ("Circus") proposed to build a $600,000,000, 2,000-room casino/hotel on that tract. Contractual and legal issues have arisen that have delayed the development of these properties. Mirage has announced that it is terminating its relationship with Boyd and Circus and that it intends to develop a 4,000 room hotel casino on the H-Tract by itself. Management of RIH understands that the State of New Jersey and Mirage have reached an agreement as to financing the costs of constructing a tunnel and connector road link between the Atlantic City Expressway and the Marina area, which infrastructure improvements were considered requisite to the expansion plans announced for the Marina area. The tunnel construction is scheduled to start in mid-1998 and be completed by 2000. Mirage has indicated that its proposed resort will open shortly after the roadway is complete. MGM Grand Inc. has also announced plans for the construction of a new casino/hotel in the South Inlet section of Atlantic City.

      Although these developments are viewed as positive and favorable to the future prospects of the Atlantic City gaming industry, management of RIH, at this point, can make no representations as to whether, to what extent or to how these developments may affect RIH's operations.

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

      RIH continues to utilize day-trip bus programs. A non-exclusive easement enables the Resorts Casino Hotel to utilize a bus tunnel under the adjacent Trump Taj Mahal Casino Resort (the "Taj Mahal"), which connects Pennsylvania and Maryland Avenues, and a service road exit from the bus tunnel. This reduces congestion around the Pennsylvania Avenue bus entrance to the Resorts Casino Hotel. To accommodate its bus patrons, Resorts Casino Hotel has a waiting facility which is located indoors adjacent to the casino and offers various amenities.

      In conjunction with a street beautification and housing project that was given approval by the CRDA, that agency has engaged consultants to explore the feasibility of the beautification and widening of North Carolina Avenue which would allow for improved traffic flow in a more appealing corridor from Absecon Boulevard (Route 30) to the main entrance of Resorts Casino Hotel. Also, as noted in "New Convention Center and Casino/Hotel Expansions" above, construction of a tunnel and connector road link between the Atlantic City Expressway and the Marina area is proposed to start in mid-1998.

Competition

      Competition in the Atlantic City casino/hotel industry is intense. Casino/hotels compete primarily on the basis of promotional allowances, entertainment, advertising, services provided to patrons, caliber of personnel, attractiveness of the hotel and casino areas and related amenities and parking facilities. The Resorts Casino Hotel competes directly with 11 casino/hotels in Atlantic City which, in the aggregate, contain approximately 1,173,000 square feet of gaming area, including simulcast betting and poker rooms, and 11,218 hotel rooms. Adding to the competition for patrons, expansions at two competing Atlantic City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space. In July 1997 a competitor added approximately 75,000 square feet of casino space which includes approximately 1,766 slot machines and 58 table games. Also, a competitor added a new hotel tower with 620 rooms and plans to open more casino space in 1998. Significant additional expansion is expected in the near future due to the previously discussed expansion projects to be financed by the CRDA, as well as the construction of new casino/hotels announced for the Marina area and the South Inlet section.

      The Resorts Casino Hotel is located at the northern end of the Boardwalk adjacent to the Taj Mahal, which is next to the Showboat Casino Hotel (the "Showboat"). These three properties have a total of approximately 2,700 hotel rooms and approximately 325,000 square feet of gaming space in close proximity to each other. In 1997, the three casino/hotels, combined, generated approximately 29% of the gross gaming revenue of Atlantic City. A 28-foot wide enclosed pedestrian bridge between the Resorts Casino Hotel and the Taj Mahal allows patrons of both hotels and guests for events being held at the Resorts Casino Hotel and at the Taj Mahal to move between the facilities without exposure to the weather. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino/hotels. The remaining nine Atlantic City casino/hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina area of Atlantic City.

      In recent years, competition for the gaming patron outside of Atlantic City has become extremely intense. In 1988, only Nevada and New Jersey had legalized casino operations. Currently, almost every state in the United States has some form of legalized gaming. Also, The Bahamas and other destination resorts in the Caribbean and Canada have increased the competition for gaming revenue. Directly competing with Atlantic City for the day-trip patron are two gaming properties on Indian reservations in Connecticut. One is a casino/hotel operated by the Pequot Tribe which currently has more than 5,000 slot machines and for the year 1997 had slot revenue of approximately $603 million, which is more than twice the slot revenue of the largest casino/hotel in Atlantic City. The other, the Mohegan Sun Casino which opened in October 1996 and is co-managed by a subsidiary of SINA, has more than 3,000 slot machines and had slot revenue of approximately $333 million in 1997. In 1993 the Oneida Indians opened a casino near Syracuse, New York. Other Indian tribes in the states of New York, Rhode Island, and Connecticut are seeking federal recognition in order to establish gaming operations which would further increase the competition for day-trip patrons. In addition, in late 1995 and during 1996, three racetracks in the State of Delaware began operating slot machines. A recent amendment to Delaware State law will allow the three racetracks to expand to 2,000 slot machines each.

      This rapid expansion of casino gaming, particularly that which has been or may be introduced into jurisdictions in close proximity to Atlantic City, adversely affects RIH's operations as well as the Atlantic City gaming industry.

Gaming Credit Policy

      Credit is extended to selected gaming customers primarily in order to compete with other casino/hotels in Atlantic City which also extend credit to customers. Credit play represented 18% of table game volume at the Resorts Casino Hotel in 1997, 19% in 1996 and 19% in 1995. The credit play percentage of table game volume for the Atlantic City industry was 25% in 1997, 24% in 1996, and 22% in 1995. RIH's gaming receivables, net of allowance for uncollectible amounts, were $3,429,000, $3,823,000 and $3,813,000 as of December 31, 1997, 1996 and
1995, respectively. The collectibility of gaming receivables has an effect on results of operations, and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

Security Controls

      Gaming at the Resorts Casino Hotel is conducted by personnel trained and supervised by RIH. Prior to employment, all casino personnel must be licensed under the Casino Control Act. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino.
Security in the Resorts Casino Hotel utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming is observed daily by government representatives.

Seasonal Factors

      RIH's business activities are strongly affected by seasonal factors that influence the New Jersey beach tourist trade. Higher revenues and earnings are typically realized during the middle third of the year.

Employees

      RIH had a maximum of approximately 3,700 employees during 1997, and RIH believes that its employee relations are satisfactory.
Approximately 1,450 of RIH's employees are represented by unions. Of these employees, approximately 1,110 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract expires in September 1999. There are several union contracts covering other union employees.

      All of RIH's casino employees and certain of its hotel employees must be licensed under the Casino Control Act. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas. Each casino and certain hotel employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience and New Jersey residency. Certain hotel employees are no longer required to be registered with the Casino Control Commission.
Regulation and Gaming Taxes and Fees

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

      In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the Casino Control Commission has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise. The Amended and Restated Certificate of Incorporation of SINA provides that all securities of SINA are held subject to the condition that if the holder thereof is found to be disqualified by the Casino Control Commission pursuant to provisions of the Casino Control Act, then that holder must dispose of his or her interest in the securities. The Mortgage Notes, Junior Mortgage Notes and Senior Notes are all subject to the qualification, divestiture and redemption provisions under the Casino Control Act described herein.


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

 License Fees, Taxes and Investment Obligations

      The Casino Control Act provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of "gross revenue" (defined under the Casino Control Act as casino win, less provision for uncollectible accounts up to 4% of casino win) and license fees of $500 on each slot machine. Also, the Casino Control Act has been amended to create an Atlantic City fund (the "AC Fund") for economic development projects other than the construction and renovation of casino/hotels. Beginning in fiscal year 1995/1996 and for the following three fiscal years, if the amount of money expended by the Casino Control Commission and the Division of Gaming Enforcement is less than $57.3 million, the prior year's budget for these agencies, the amount of the difference is to be contributed to the AC Fund. Thereafter, beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee's share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

      The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon RIH by the Casino Control Commission.


                                 For the Year Ended December 31,
                                  1997          1996          1995


Gaming tax                    $19,581,000   $20,661,000   $21,402,000
License, investigation,
 inspection and other fees      3,453,000     3,672,000     3,917,000
Contribution to AC Fund           392,000       570,000       224,000

                              $23,426,000   $24,903,000   $25,543,000


      The Casino Control Act, as originally adopted, required a licensee to make investments equal to 2% of the licensee's gross revenue (the "investment obligation") for each calendar year, commencing in 1979, in which such gross revenue exceeded its "cumulative investments" (as defined in the Casino Control Act). A licensee had five years from the end of each calendar year to satisfy this investment obligation or become liable for an "alternative tax" in the same amount. In 1984 the New Jersey legislature amended the Casino Control Act so that these provisions now apply only to investment obligations for the years 1979 through 1983. Issues were raised concerning the satisfaction of RIH's investment obligations for the years 1979 through 1983. On September 30, 1997 RIH, the CRDA and the State of New Jersey Department of the Treasury reached a settlement on this issue. The settlement called for RIH to donate land with an appraised value of $4.8 million to the CRDA, contribute $5.6 million of funds on deposit with the CRDA, which were allocated to purchase Atlantic City Housing Bonds, and establish a $3.0 million mortgage guarantee program for purchases of residential, owner-occupied property in the City of Atlantic City. RIH has satisfied the requirements of the Settlement Agreement.

      Effective for 1984 and subsequent years, the amended Casino Control Act requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations for the years 1997, 1996, and 1995 amounted to $3,065,000, $3,229,000, and $3,348,000, respectively, and, with the exception of minor credits received in 1995 and 1996 for making donations, have been satisfied by deposits made with the CRDA. At December 31, 1997, RIH held $10,474,000 face amount of bonds issued by the CRDA and had $13,608,000 on deposit with the CRDA. The CRDA bonds issued through 1997 have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years.


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

      RIH leased the approximately 4.4-acre Chalfonte Site, which it uses for parking, from SINA from the date SINA acquired the property in June 1995 through the end of 1996. Prior thereto, RIH leased this property from an unaffiliated party.


ITEM 3.  LEGAL PROCEEDINGS

      RIH is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on RIH's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The disclosure required by Item 4 has been omitted pursuant to General Instruction I of Form 10-K.



                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      There is no trading market for RIH's common stock, all of which is owned by SINA.

      No dividends were paid on RIH stock during the last two fiscal years.

      The indentures pursuant to which the New Notes were issued contain certain restrictions as to the payment of dividends by RIH.

























ITEM 6.  SELECTED FINANCIAL DATA

      The information presented below should be read in conjunction with the financial statements, including notes thereto, presented under "ITEM
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

(In Thousands of Dollars)
                                 Successor          Predecessor
                                  For the Year Ended December 31,
Operating Information (Note A)      1997       1996      1995       1994     1993
Gross operating revenues          $299,099  $312,083   $321,721   $302,807   $297,040
 Less: promotional allowances      (28,465)  (26,272)   (26,187)   (24,733)   (23,687)
Net Revenues                      $270,634  $285,811   $295,534   $278,074   $273,353

Earnings from operations           $12,581    $8,815   $ 26,346   $ 20,791   $ 12,068
Recapitalization costs (Note B)        -        -          -          (975)    (2,727)
Other income (deductions), net
 (Note C)                          (15,509)  (15,936)   (15,806)    (7,992)     7,422
Earnings (loss) before income
 taxes  and extraordinary
 item                               (2,928)   (7,121)    10,540     11,824     16,763
Income tax expense (Note D)            -         -         -          -          (400)
Earnings (loss) before
 extraordinary item                 (2,928)   (7,121)    10,540     11,824     16,363
Extraordinary item (Note E)         (2,957)      -         -         4,008         -

Net earnings (loss)                $(5,885)  $(7,121)   $10,540   $ 15,832   $ 16,363



                                                   At December 31,
Balance Sheet Information
 (Note A)                           1997      1996       1995       1994      1993

Total assets                      $391,589   $351,402  $224,397   $212,734   $264,164

Current maturities of notes
 payable to affiliate and
 other long-term debt (Note F)    $    282   $    636  $    589       -      $325,000

Notes payable to affiliate and
 other long-term debt,
 excluding current
 maturities (Note F)              $205,925   $156,210  $127,680   $125,309       -

Shareholder's equity (deficit)    $119,148   $118,083  $45,676    $ 35,136   $(147,995)

Notes to Selected Financial Data

Note A: See Note 1 of Notes to Financial Statements for a discussion of the Merger in 1996 and the related change in basis of accounting.

Note B: Recapitalization costs in 1993 and 1994 represent RIH's allocated portion of SINA's consolidated recapitalization costs.

Note C: This item includes interest income, interest expense and amortization of debt discounts and premiums.

Note D: See Notes 2 and 10 of Notes to Financial Statements for discussion of income taxes for 1997, 1996 and 1995.

   In August 1993 tax law changes were enacted which resulted in an increase in RIH's federal income tax rate. This increase resulted in a $400,000 increase in RIH's deferred income tax liability and a deferred income tax provision of the same amount. In 1992 RIH had an agreement with SINA to provide for federal and state income taxes at a combined rate of 40%.

Note E:   Costs to tender the
Mortgage Notes and the Junior Mortgage Notes resulted in an extraordinary loss of $5,000,000. RIH also recorded a deferred tax benefit of $2,043,000 related to this extraordinary item.

      In November 1994, RIH purchased $12,899,000 principal amount of Junior Mortgage Notes at a price of $6,740,000. The resulting gain of $4,008,000 was recorded as an extraordinary item.

Note F:  These items are presented net of unamortized premiums
(discounts).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Statements

      Certain information included in this form 10-K and other materials filed or to be filed by RIH with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by RIH) contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of RIH. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service, domestic or global economic conditions, pending litigation, changes in federal tax laws or the administration of such laws, changes in gaming laws or regulation (including the legalization of gaming in certain jurisdictions), the competitive nature of the gaming industry, increases in the number of competitors in the market in which RIH operates, and seasonality of the industry.

Year 2000 Compliance

      Many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. RIH, like many companies, is expected to incur expenditures over the next few years to address this issue. RIH has assessed and continues to assess the impact of the year 2000 issue on its operations and expects any costs associated with this issue to be minimal.

      SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement is effective for the RIH's year ending December 31, 1998. This statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the RIH's financial statements.

      SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" was issued in June 1997. This statement is effective for the RIH's year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the RIH's financial statements.

Liquidity, Capital Expenditures and Resources

      Cash flows from operating activities are RIH's principal source of liquidity. As of December 31, 1997 cash provided by operating activities (as shown in the Statement of Cash Flows) was approximately $15.0 million. At December 31, 1997 RIH had working capital of $20.4 million including $43.3 million of unrestricted cash and cash equivalents.

      In March 1997 SIHL and SINA loaned the net proceeds of the Senior Notes which, after costs, approximated $194,000,000, to RIH in exchange for the $200,000,000 New RIH Note and RIH's guarantee of the Senior Notes. RIH then transferred to RIHF (i) the portion of the proceeds ($153,712,000) needed to purchase the Mortgage Notes and the Junior Mortgage Notes tendered to RIHF pursuant to the Offer and (ii) $12,899,000 Junior Mortgage Notes owned by RIH. In exchange for this, the RIH Notes were canceled and RIH issued new promissory notes to RIHF in the amounts of $5,355,000 and $1,100,000 and with terms that mirror the terms of the remaining Mortgage Notes and Junior Mortgage Notes, respectively. See Note 7 for further discussion of these transactions.

      RIH, through cash flows from operations, is the principal source of funds for servicing the $200,000,000 principal amount of Senior Notes, the $5,355,000 principal amount of Mortgage Notes and the $1,100,000 principal amount of Junior Mortgage Notes. Interest on these notes amounted to approximately $18.7 million.

      RIH expended approximately $19.7 million for capital expenditures for the year ended December 31, 1997. For the year ended December 31, 1998
RIH expects its capital expenditures will range between $10.0 million and $12.0 million excluding amounts expended on the construction and redevelopment of Resorts Casino Hotel.

      It is currently contemplated that the Resorts Casino Hotel redevelopment will include the development of new public spaces, the renovation of the existing guest rooms and the construction of a new hotel tower. The development is in the planning process and the costs,
scope and schedule have not yet been finally determined.    Any such
plans will be subject to regulatory and other approvals. As of December 31, 1997, RIH had spent $1.4 million on the expansion consisting primarily of consulting and architectural fees.

      In October 1996 and August 1997, RIH purchased approximately 3.5 acres of land adjacent to Resorts Casino Hotel for approximately $14 million.
This land is currently being used for parking, although the site, along with other land owned by SINA, could be used for future expansion.

      Management believes that existing cash balances and operating cash flows will provide RIH with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements with respect to current operations for at least the next 12 months.

      Competition for Atlantic City casino patrons remains intense. Adding to the competition for patrons, expansions at two competing Atlantic
City properties opened in mid-1996 which, combined, added approximately 1,100 hotel rooms and approximately 85,000 square feet of gaming space.
In July 1997 a competitor added approximately 75,000 square feet of casino space which includes approximately 1,766 slot machines and 58 table games. Also, a competitor added a new hotel tower with 620 rooms and plans to open more casino space in 1998. Several other companies have announced plans to expand existing or construct new casino/hotels in Atlantic City.

RESULTS OF OPERATIONS - Comparison of Years ended December 31, 1997 and
1996

      Gaming revenues were $244.2 million for the year ended December 31, 1997, a decrease of $14.5 million or 5.6% from gaming revenues of $258.7 million for the comparable period in 1996. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

      Slot revenues were $170.0 million for the year ended December 31, 1997, a decrease of $10.4 million or 5.8% from $180.4 million for the comparable period in 1996. This decrease was due to a decrease in slot handle (dollar amounts wagered) of $102.6 million or 5.0% to $1.9 billion for the year ended December 31, 1997. This was in part assisted by a decrease in cash promotional expenses (amount of coin coupons and cash back to patrons) of approximately $4.5 million or 12.1% associated with the shifting of marketing programs that contribute marginal returns and are reflected as revenue. Management is continuing the process of upgrading its slot product and in September 1997 completed an upgrade consisting of 35% of its $0.25 denomination slot product to include more popular machines and in December 1997 finalized an agreement to include new high tech slot products as part of the slot mix that could be replaced at no cost with new product if customer demand should change at any time.

      Table games revenues were $69.0 million for the year ended December 31, 1997, a decrease of $2.6 million or 3.6% from $71.6 million for the comparable period in 1996. This decrease was due to a combination of a reduction in table games drop (the dollar amount of chips purchased) of $12.3 million or 2.6% to $458.6 million for the year ended December 31, 1997 from $470.9 million for the comparable period in 1996, and a reduction in hold percentage (ratio of casino win to total amount of chips purchased) of 0.2 percentage points to 15.0% for the year ended December 31, 1997 from 15.2% for the comparable period in 1996. Additionally, management has eliminated table game market segments that it determined had not provided incremental profit.

      Poker, Simulcast and Keno revenues were $5.2 million for the year ended December 31, 1997, a decrease of $1.5 million or 22.4% from $6.7 million for the comparable period in 1996. Management significantly reduced the hours of operations for these gaming activities because of unfavorable returns, and in March 1998 elected to eliminate both poker and keno as a result of less than desired operating results.

      Other revenues were $54.9 million for the year ended December 31, 1997, an increase of $1.5 million or 2.8% from other revenues of $53.4 million for the comparable period of 1996. Other revenues include revenues from rooms, food and beverage, and miscellaneous items. The increase is primarily attributable to management's decision to introduce more entertainers on a more frequent basis while eliminating its revue act, which contributed to a $1.7 million or 32.7% increase in total entertainment headliner revenues to $6.9 million for the year ended December 31, 1997 from $5.2 million for the comparable period in 1996. This is partially offset by a $782,000 decrease in food and beverage revenues due to a $0.54 or 4.5% decrease in the average check from 1996.

      Gaming costs and expenses were $154.6 million for the year ended December 31, 1997, a decrease of $10.4 million or 6.3% from expenses of $165.0 million for the comparable period in 1996. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons. The decrease is primarily due to management's implementation of various cost containment efforts, and a discontinuance of marketing efforts towards certain unprofitable segments.

      Selling, general and administrative costs were $29.0 million for the year ended December 31, 1997, a decrease of $5.7 million or 16.4% from expenses of $34.7 million for the comparable period in 1996. The decrease is primarily due to management's implementation of various efficiency programs and the consolidation of its management organizational structure.

      Income from operations was $12.6 million for the year ended December 31, 1997, an increase of $3.8 million or 43.2% from income of $8.8 million for the comparable period in 1996. Current year depreciation and amortization expense includes changes in estimated useful lives of assets as well as charges for amortization of goodwill.

      Interest expense, net of amortization, was $18.6 million for the year ended December 31, 1997, an increase of $400,000 or 2.2% from interest expense of $18.2 million for the comparable period in 1996. This currently represents interest expense associated with the Senior Notes as well as the remaining Mortgage Notes and Junior Mortgage Notes.

      Interest income and other income were $3.1 million for the year ended December 31, 1997, an increase of $800,000 or 34.8% from income of $2.3 million for the comparable period in 1996. The increase is directly attributable to increased interest income attributable to increased cash flows as a result of improved operating results and the implementation of new cash management procedures.

RESULTS OF OPERATIONS - Comparison of Years ended December 31, 1996 and
1995

      Gaming revenues were $258.7 million for the year ended December 31, 1996, a decrease of $9.5 million or 3.5% from gaming revenues of $268.2 million for the comparable period in 1995. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues.

      Slot revenues were $180.4 million for the year ended December 31, 1996, a decrease of $7.0 million or 3.7% from $187.4 million for the comparable period in 1995. This decrease was due to a decrease in slot handle (dollar amounts wagered) of $12.9 million or 0.6% to $2.0 billion for the year ended December 31, 1996 from $2.0 billion for the comparable period in 1995.

      Table games revenues were $71.6 million for the year ended December 31, 1996, a decrease of $2.1 million or 2.8% from $73.7 million for the comparable period in 1995. This decrease was primarily due to a decrease in table games drop (the dollar amount of chips purchased) of $28.4 million or 5.7% to $470.9 million for the year ended December 31, 1996 from $499.3 million for the comparable period in 1995, partially offset by a hold percentage (ratio of casino win to total amount of chips purchased) increase of 0.4 percentage points to 15.2% for the year ended December 31, 1996 from 14.8% for the comparable period in 1995.

      Poker, Simulcast and Keno revenues were $6.7 million for the year ended December 31, 1996, a decrease of $400,000 or 5.6% from $7.1 million for the comparable period in 1995.

      Other revenues were $53.4 million for the year ended December 31, 1996, a decrease of $86,000 or 0.2% from other revenues of $53.5 million for the comparable period of 1995. Other revenues include revenues from rooms, food and beverage, and miscellaneous items.

      Gaming costs and expenses were $165.0 million for the year ended December 31, 1996, a decrease of $8.7 million or 5.6% from expenses of $156.3 million for the comparable period in 1995. This represents costs and expenses associated with table games, slot operations, win contribution expense, and promotional items and services provided to patrons.

      Selling, general and administrative costs were $34.7 million for the year ended December 31, 1996, a decrease of $800,000 or 2.3% from expenses of $35.5 million for the comparable period in 1995.

      Income from operations was $8.8 million for the year ended December 31, 1996, a decrease of $17.5 million or 66.5% from income of $26.3 million for the comparable period in 1995.

      Interest expense, net of amortization, was $18.2 million for the year ended December 31, 1996 and for the comparable period in 1995.

      Interest income and other income were $2.3 million for the year ended December 31, 1996, a decrease of $100,000 or 4.2% from income of $2.4 million for the comparable period in 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      An index to the financial statements and required financial statement schedules is set forth at Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      SINA filed a Current Report on Form 8-K on August 11, 1997 to report the change in RIH's independent public accountants.



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

2. The index of financial statement schedules required herein is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Financial statement schedules not included have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.





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

(27)(a)      Financial data schedule for the period ended December 31, 1997.

(27)(b)      Restated financial data schedule for the period ended
             December 31, 1996.
_________________

*  Management contract or compensatory plan.

 Registrant agrees to file with the Securities and Exchange
Commission, upon request, copies of any instrument defining the rights of the holders of its long-term debt.

 (b)  Reports on Form 8-K

 No Current Report on Form 8-K was filed by RIH during the fourth quarter of 1997.

 (c)  Exhibits Required by Item 601 of Regulation S-K

 The exhibits listed in Item 14(a)3 of this report, and not incorporated by reference to a separate file, follow "SIGNATURES."

 (d)  Financial Statement Schedules Required by Regulation S-X

 The financial statement schedule required by Regulation S-X is incorporated by reference to "ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA."


                    RESORTS INTERNATIONAL HOTEL, INC.

                      INDEX TO FINANCIAL STATEMENTS

        Page
Financial Statements                                   Reference

Report of Independent Public Accountants                F-1

Balance Sheets at December 31, 1997 and 1996            F-3

Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995                       F-4

Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995                       F-5

Statements of Changes in  Shareholder's Equity
 for the years ended December 31, 1997, 1996 and 1995   F-6

Notes to Financial Statements                           F-7

Financial Statement Schedule:

  Schedule II:  Valuation Accounts for the years ended
            December 31, 1997, 1996 and 1995            F-18

Supplementary Data

Selected Quarterly Financial Data (Unaudited)           F-19

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder
Resorts International Hotel, Inc.:

 We have audited the accompanying balance sheet of Resorts International Hotel, Inc. (a New Jersey corporation) as of December 31, 1997, and the related statements of operations, accumulated deficit and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

 Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


     ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 9, 1998

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholder
Resorts International Hotel, Inc.:


 We have audited the accompanying balance sheet of Resorts International Hotel, Inc. as of December 31, 1996 (post-acquisition basis). We have also audited the accompanying balance sheet as of December 31, 1995, and the related statements of operations, changes in shareholder's equity, and cash flows for each of the two years in the period ended December 31, 1996 (pre-acquisition basis). Resorts International Hotel, Inc. is an indirect wholly owned subsidiary of Sun International Hotels Limited. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel, Inc. at December 31, 1996 (post-acquisition basis), and at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 (pre-acquisition basis), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        Ernst & Young LLP

Philadelphia, Pennsylvania
February 14, 1997


                    RESORTS INTERNATIONAL HOTEL, INC.
                             BALANCE SHEETS
                    (In thousands, except par value)

                                            December 31,  December 31,
                                               1997           1996
ASSETS
Current assets:
  Cash and cash equivalents (Note 3)         $ 43,250      $20,892
  Restricted cash                               -              750
  Receivables, net of allowance for doubtful
   accounts of $3,023 and $3,758 respectively
   (Note 4)                                     4,832        5,936
  Inventories                                   1,730        1,194
  Prepaid expenses                              1,600        1,844
    Total current assets                       51,412       30,616

Property and equipment (Note 2):
  Land and land rights                         83,147       72,254
  Land improvements                             1,001          932
  Hotels and other buildings                  122,885      122,314
  Furniture, machinery and equipment           20,139       13,726
  Construction in progress                      1,743         -
                                              228,915      209,226
Less accumulated depreciation                 (10,934)        -
Net property and equipment                    217,981      209,226

Deferred charges and other assets              18,796       12,637
Goodwill, net of amortization of $2,473 and
 $0 respectively                              103,400       98,923
    Total assets                             $391,589      $351,402

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt       $    282      $   636
  Accounts payable                              4,014        3,064
  Accrued payroll                               7,724        9,077
  Interest payable to affiliate                 5,483        4,244
  Accrued expenses (Note 6)                     9,074       18,211
  Other current liabilities (Note 6)            2,089        1,955
  Due to SINA                                   2,393        2,422
    Total current liabilities                  31,059       39,609

Notes payable to affiliate, including
 unamortized (discounts) premiums of ($525)
 and $8,826 respectively (Note 7)             205,925      155,927

Other long-term debt                                -          283

Deferred income taxes                          35,457       37,500

Shareholder's equity:
  Common stock - $1 par value                   1,000        1,000
  Capital in excess of par                    124,033      117,083
   Accumulated deficit                         (5,885)            -
    Total shareholder's equity                119,148      118,083
     Total liabilities and shareholder's
      equity                                 $391,589     $351,402

The accompanying notes are an integral part of these financial statements.

                    RESORTS INTERNATIONAL HOTEL, INC.
                        STATEMENTS OF OPERATIONS
                             (In thousands)

                                       For the Year Ended December 31,
                                     1997         1996        1995
                                   Successor   Predecessor Predecessor

REVENUES:
  Gaming                             $244,156   $258,672   $268,224
  Food and beverage                    27,085     27,867     27,769
  Rooms                                16,514     16,010     16,066
  Other                                11,344      9,534      9,662

      Gross revenues                  299,099    312,083    321,721

  Less - Promotional allowances       (28,465)   (26,272)   (26,187)

      Net revenues                    270,634    285,811    295,534

COST AND EXPENSES:
  Gaming                              154,554    165,017    156,321
  Food and beverage                    15,973     16,747     15,603
  Rooms                                 3,036      3,604      3,703
  General and administration           29,017     34,727     35,471
  Depreciation and amortization        13,457     12,345     13,415
  Management fee (Note 8)               8,971      9,363      9,651
  Other                                33,045     35,193     35,024

     Total costs and expenses         258,053    276,996    269,188

     Income from operations            12,581      8,815     26,346

OTHER INCOME AND (EXPENSES):
  Interest and other income             3,130      2,293      2,386
  Interest expense                    (18,428)   (16,702)   (16,740)
  Amortization of debt premiums,
   discounts and issue costs             (211)    (1,527)    (1,452)

(Loss) Income before extraordinary
 item                                  (2,928)    (7,121)    10,540

Extraordinary item - loss on
 extinguishment of debt (net of
 income tax benefit of $2,043)         (2,957)       -         -

Net (loss) income                    $(5,885)   $(7,121)   $ 10,540


The accompanying notes are an integral part of these financial statements.


                    RESORTS INTERNATIONAL HOTEL, INC.
                        STATEMENTS OF CASH FLOWS
                             (In thousands)
                                                For the Year Ended December 31,
                                                  1997       1996         1995
                                               Successor  Predecessor  Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net (loss) income to
    net cash provided by (used in) operating
    activities:
   Net (loss) income                           $(5,885)   $(7,121)    $10,540
   Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating
    activities:
      Extraordinary loss on extinguishment of
       debt, net of income tax benefit          2,957            -          -

      Depreciation and amortization            13,457       12,345     13,415
      Amortization of debt premiums, discounts
       and issue costs                            211        1,527      1,452
      Provision for doubtful receivables          786        1,417        925
      Provision for discount on CRDA obligations,
       net of amortization                        987        1,497      1,561
      Deferred tax benefit                          -            -       (450)
      Net loss on dispositions of property and
       equipment                                    -           35         18
      Net decrease (increase) in receivables      318         (467)    (1,879)
      Net (increase) decrease in inventories
       and prepaid expenses                      (292)      (7,752)     1,834
      Net decrease (increase) in deferred
       charges and other assets                 2,005       (1,435)       530
      Net (decrease) increase in accounts
       payable and accrued
         liabilities                             (816)        (630)     1,697
      Net increase in interest payable to
       affiliates                               1,239            -        131
      Net cash provided by (used in) operating
       activities                              14,967         (584)    29,774

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment      (19,739)     (13,126)   (13,019)
      CRDA deposits and bond purchases
       (Note 5)                                (3,122)      (3,070)    (3,152)
   Net cash used in investing activities      (22,861)     (16,196)   (16,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of borrowings from affiliates  199,084            -      1,815
      Payments to secure borrowings            (6,460)           -          -
      Repayments of affiliated notes         (153,712)           -          -
      Advances from (repayments to) SINA       (6,740)       1,208     (3,197)
      Payments of merger costs                 (2,027)        (974)         -
      Other debt repayments                      (643)        (589)      (320)
      Net cash provided by (used in)
       financing activities                    29,502         (355)    (1,702)
      Net increase (decrease) in cash and
       cash equivalents                        21,608      (17,135)    11,901
      Cash and cash equivalents at beginning
       of period                               21,642       38,777     26,876
      Cash and cash equivalents at end of
       period                                 $43,250      $21,642    $38,777

The accompanying notes are an integral part of these financial statements.

                    RESORTS INTERNATIONAL HOTEL, INC.
              STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                             (In thousands)



                                Common    Capital in       Accumulated
                                Stock    excess of par        Deficit

Balance at December 31, 1994    $1,000       $21,366         $12,770

Net earnings for year 1995                                    10,540

Balance at December 31, 1995     1,000        21,366          23,310

Net loss for year 1996                                        (7,121)

Transactions relating to
 Merger (Note 1):
 Eliminate pre-Merger
  retained earnings                            16,189        (16,189)
 Fair value adjustments                        79,528

Balance at December 31,1996      1,000        117,083

Net loss for year 1997                                        (5,885)

Additional Merger related
 items                                          6,950

Balance at December 31,
 1997                           $1,000       $124,033        $(5,885)



     The accompanying notes are an integral part of these financial statements.

                    RESORTS INTERNATIONAL HOTEL, INC.
                     NOTES TO  FINANCIAL STATEMENTS


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

      On December 16, 1996 (the "Effective Date"), SINA became a wholly owned subsidiary of Sun International Hotels Limited ("SIHL"), a corporation organized under the laws of the Commonwealth of The Bahamas, through a merger transaction (the "Merger") approved by shareholders of SINA.

      The Merger was accounted for as a purchase and, according to an accounting practice known as "push-down" accounting, RIH adjusted its net assets to reflect its portion of the cost of SIHL's investment in SINA. In doing so, RIH's assets and liabilities were adjusted to their estimated fair values based on independent appraisals, evaluations, estimations and other studies. As such appraisals and other valuations were incomplete at that time, the fair value adjustments reflected herein were management's preliminary determination of such values based on information currently available. Valuation adjustments were made in 1997 as additional information became available that allowed for more accurate valuations. These adjustments resulted in an increase to goodwill and capital in excess of par of $6,950,000. All of SINA's consolidated goodwill, which resulted from the excess of SIHL's investment in SINA over the fair value of SINA's net assets, was attributed to RIH, SINA's only subsidiary with significant operations as of the Effective Date.

      Goodwill is being amortized on the straight-line basis over 40 years. The appraisals and other valuation methods used to establish fair values of certain of RIH's property and equipment also provided revised estimates of remaining depreciable lives of such assets which, particularly for hotels and other buildings, were greater than those previously used by RIH.

      Because the impact of the basis adjustments on RIH's statement of operations for the period between the Effective Date and December 31, 1996 was immaterial, RIH recorded the basis adjustments as of December 31, 1996. The impact on RIH's operations is reflected in RIH's statements of operations commencing January 1, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

      Certain reclassifications have been made to the previous years' balances to conform with the current year presentation.

Accounting Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      RIH provides allowances for doubtful accounts arising from casino, hotel and other services which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, RIH is required to make certain estimates and assumptions and actual results may differ from those assumptions.

Revenue Recognition

      RIH records as revenue the win from gaming activities which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.


Promotional Allowances

      The Statements of Operations reflect each category of operating revenues including the retail value of complimentary services provided to casino patrons without charge. The rooms, food and beverage, and other casino/hotel operations departments allocate a percentage of their total operating expenses to the casino department for complimentary services provided to casino patrons. These allocations do not necessarily represent the incremental cost of providing such complimentary services to casino patrons. Amounts allocated to the casino department from the other operating departments were as follows:

(In Thousands of Dollars)            1997        1996      1995

Rooms                              $  5,092    $  5,207   $  4,820
Food and beverage                    15,042      15,274     15,479
Other casino/hotel operations         5,192       5,258      5,417

                                   $ 25,326    $ 25,739   $ 25,716


Cash Equivalents

      RIH considers all of its short-term money market securities purchased with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short maturity of these instruments.

Inventories

      Inventories of provisions, supplies and spare parts are carried at the lower of cost (first-in, first-out) or market.

Property and Equipment

      For the periods presented herein, property and equipment have been depreciated over their estimated useful lives reported below using the straight-line method for financial reporting purposes.


      Land improvements                                  14 years
      Building and building improvements                 40 years
      Furniture, fixtures and equipment               2 - 5 years


      In conjunction with the Merger, certain estimated useful lives were revised and were used to depreciate property and equipment for financial reporting purposes commencing in 1997.

      The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such changes in circumstances have occurred.

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

      RIH accounts for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, the deferred tax liability is determined based on the difference between the financial reporting and tax bases of assets and liabilities and enacted tax rates which will be in effect for the years in which the differences are expected to reverse. A valuation allowance is recognized based on estimates of the likelihood that some portion or all of the deferred tax asset will not be realized. Note 10 gives components of RIH's deferred tax liability. Although RIH is a member of a consolidated group for federal income tax purposes, RIH applies SFAS 109 on a separate return basis for financial reporting purposes.

      Certain indentures described in Note 7 provide for a tax sharing agreement between RIH and SINA which limits RIH's tax payments to SINA to reimbursements of cash payments made by SINA for income or alternative minimum taxes arising from the earnings or operations of RIH.


NOTE 3 - CASH EQUIVALENTS

      RIH's cash equivalents at December 31, 1997 included reverse repurchase agreements (federal government securities purchased under agreements to resell those securities) of $31,775,000, under which RIH had not taken delivery of the underlying securities.


NOTE 4 - RECEIVABLES

      Components of receivables at December 31 were as follows:

 (In Thousands of Dollars)                    1997       1996

Gaming                                      $ 6,440    $ 7,449
  Less allowance for doubtful accounts       (3,011)    (3,626)

                                              3,429      3,823
Non-gaming:
  Hotel and related                             535        802

  Other                                         880      1,443
                                              1,415      2,245

  Less allowance for doubtful accounts          (12)      (132)
                                              1,403      2,113

                                            $ 4,832    $ 5,936



NOTE 5 - CRDA OBLIGATORY INVESTMENTS

      The Casino Control Act, as amended, requires a licensee to purchase bonds issued by the CRDA or make other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross gaming revenue, as defined.

      The CRDA bonds have interest rates ranging from 3.9% to 7% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges in 1997, 1996, and 1995 for discounts on obligations arising in those years were $995,000, $1,505,000, and $1,567,000, respectively.

      From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.

      At December 31, 1997, RIH had $10,474,000 face value of bonds issued by the CRDA and had $13,608,000 on deposit with the CRDA. These bonds and deposits, net of an estimated discount charged to expense to reflect the below-market interest rate payable on the bonds, are included in deferred charges and other assets in RIH's Balance Sheet.


NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Components of other accrued expenses and other current liabilities at December 31 were as follows:

(In Thousands of Dollars)                   1997        1996

Accrued expenses
 Utilities                                $   523     $   536
 Merger and related costs                     -         4,179
 CRDA liabilities                           1,742       5,721
 Legal and related costs                    1,955       2,639
 Insurance and related costs                1,321       1,692
 Other                                      3,533       3,444
                                          $ 9,074     $18,211

Other current liabilities
 Unredeemed chip liability                $ 1,611     $ 1,248
 Customer deposits                            178         212
 Other                                        300         495
                                          $ 2,089     $ 1,955


NOTE 7 - NOTES PAYABLE TO AFFILIATE

      The components of notes payable to affiliate at December 31 were as follows:

(In Thousands of Dollars)                   1997         1996

11% Mortgage Notes, due 2003              $  5,354     $125,000

Unamortized premium                            285        7,500
                                             5,639      132,500

11.375% Junior Mortgage Notes, due 2004      1,095       35,000
Less principal amount of Junior Mortgage
Notes held by RIH                                -      (12,899)
                                             1,095       22,101
Unamortized premium                             60        1,326
                                             1,155       23,427

9% Senior Notes, due 2007                  200,000            -
Unamortized discount                          (869)           -

                                           199,131            -


                                          $205,925      $155,927

      Due to the interest rates and terms thereof, the carrying values of the long-term debt at December 31, 1997 and 1996 approximates its fair values.

      Resorts International Hotel Financing, Inc. ("RIHF"), a wholly owned financing subsidiary of SINA, issued $125 million of 11% Mortgage Notes due 2003 (the "Mortgage Notes") and $35 million of 11.375% Junior Mortgage Notes due 2004 (the "Junior Mortgage Notes") and RIH issued the RIH Promissory Note and the RIH Junior Promissory Note (collectively, the "RIH Notes"). RIH issued the RIH Notes to SINA. SINA then transferred the RIH Notes to RIHF in exchange for the Mortgage Notes and the Junior Mortgage Notes, and RIH amended and restated the RIH Notes making them payable to RIHF.

      In February 1997, RIHF offered (the "Offer") to purchase its outstanding Mortgage Notes and Junior Mortgage Notes. In connection with the Offer, RIHF sought the consent of the holders (the "Consents") to amend the relevant indentures to, among other things, release the collateral for the Mortgage Notes and Junior Mortgage Notes. Pursuant to the Offer, RIHF acquired $119,645,000 principal amount of Mortgage Notes and $21,001,000 principal amount of Junior Mortgage Notes, for a total purchase price (including payments relating to the Consents) of $153,712,000. There remains outstanding $5,355,000 principal amount of Mortgage Notes and $1,100,000 principal amount of Junior Mortgage Notes, which, as a result of the amendments to the indentures, are now unsecured obligations of RIHF. The remaining Junior Mortgage Notes continue to trade as part of units consisting of $1,000 principal amount of Junior Mortgage Notes and .1928 of an ordinary share of SIHL.

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

      The effective interest rates during the three years ended December 31, 1997, were as follows: RIH Promissory Note - 14.1% and RIH Junior Promissory Note - 14.8%. The effective interest rates after the basis adjustments recorded at December 31, 1996 were as follows: RIH
Promissory Note - 9.9% and RIH Junior Promissory Note - 10.4%.

NOTE 8 - RELATED PARTY TRANSACTIONS

      RIH recorded the following expenses from SINA and its other subsidiaries:

(In Thousands of Dollars)              1997         1996        1995


Expenses:
  Interest and amortization of
   discounts on notes payable
   to SINA                            $ 14,596    $      -    $       -
  Interest and amortization of
   premiums on notes payable to
   RIHF                                  3,587      18,062       18,071
  Management fee                         8,971       9,363        9,651
  Amortization of debt issuance
   costs                                   368           -            -
  Property rentals to SINA                 325       1,249          810
  Billboard rental to affiliate             50          50           50
  Other charges from affiliates             75           -            -

                                      $ 27,972    $ 28,724     $ 28,582


      SINA charges RIH a parent services fee of three percent of gross revenues for administrative and other services.

      In addition to the above, charges for insurance costs are allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures. See also Note 10 for a discussion of alternative minimum taxes allocated to RIH by SINA.

License and Services Agreements

      In connection with the Merger, SINA and RIH entered into a license and services agreement (the "License and Services Agreement") with The Griffin Group, Inc. (the "Griffin Group"), a corporation controlled by Merv Griffin, Chairman of the Board of SINA until the Effective Date. The License and Services Agreement grants to SINA and RIH a non-exclusive license to use the name and likeness of Merv Griffin to advertise and promote the Resorts Casino Hotel as well as SIHL's other properties in Connecticut and The Bahamas (the "Casino Properties"). SINA and RIH also have the non-exclusive right to use certain shows and gaming concepts set forth therein and the non-exclusive right to services provided by Mr. Griffin as marketing consultant and as host, producer, presenter and featured performer in various shows to be presented at the Casino Properties.

      As compensation under the License and Services Agreement, at the Effective Date, RIH paid Griffin Group fees totaling $11 million for the license and services through September 16, 2001.

      The License and Services Agreement is to continue until September 16, 2001, and provides for earlier termination by either SINA and RIH or Griffin Group under certain circumstances. Upon any termination of the agreement, Griffin Group is entitled to retain all moneys paid to it and is entitled to be paid all amounts owing to it as of the date of termination.

      Because of changes in RIH's marketing strategy, the significant reduction in Mr. Griffin's participation in activities related to RIH's and SINA's business, and uncertainties as to Mr. Griffin's providing future services to RIH and SINA, all prepaid fees under the License and Services Agreement and the 1992 License Agreement were written off as having indeterminable future value in connection with restating RIH's assets and liabilities as of December 31, 1996.


NOTE 9 - RETIREMENT PLANS

      RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. RIH and other subsidiaries of SINA make contributions to the plan based on a percentage of eligible employee contributions. RIH's pension expense for this plan was $730,000, $714,000 and $641,000 for the years 1997, 1996 and 1995, respectively.

      Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH's pension expense for these plans was $1,051,000, $1,051,000 and $881,000 for the years 1997, 1996 and 1995, respectively.


NOTE 10 - INCOME TAXES

      RIH recorded income tax provisions as follows from continuing operations:

(In Thousands of Dollars)            1997       1996        1995

Current:
 Federal                          $   -      $   -      $1,100,000
 State                                -          -               -

                                      -          -       1,100,000
Deferred:
 Federal                          $   -      $   -      $        -
 State                                -          -               -

                                      -          -               -

                                  $   -      $   -      $1,100,000


      In 1997, RIH also recorded $1,593,000 and $450,000 in current federal and state benefits resulting from an extraordinary loss.

      The components of the deferred tax liabilities are as follows:

(In Thousands of Dollars)                   1997         1996

Deferred tax liabilities:
 Basis differences on property and
  equipment                              $ (43,900)    $(43,500)
 Other                                      (2,600)      (2,600)
  Total deferred tax liabilities           (46,500)     (46,100)

Deferred tax assets:
 NOL carryforwards                          81,300       67,200
 Book reserves not yet deductible for
  tax                                       15,600       21,400
 Basis differences on notes payable to
  affiliate                                    500       11,300
 Tax credit carryforwards                      800          800
 Other                                       5,000        5,600
  Total deferred tax assets                103,200      106,300
  Valuation allowance for deferred tax
  assets                                   (92,157)     (97,700)
 Deferred tax assets, net of valuation
  allowance                                 11,043        8,600

Net deferred tax liabilities             $ (35,457)    $(37,500)

      The effective income tax rate on income (loss) before extraordinary item varies from the statutory federal income tax rate as a result of the following factors:
                                         1997    1996      1995

Statutory federal income tax rate     (35.0%)   (35.0%)    35.0%

NOLs and temporary differences for
 which no taxes were provided or
 benefits recognized                  (13.5%)    34.7%    (38.9%)

Nondeductible provisions & expenses    44.3%       -         -


Other                                   4.2%      0.3%      3.9%

Effective tax rate                      0.0%      0.0%      0.0%

      For federal tax purposes RIH had NOL carryforwards of approximately $232,000,000 at December 31, 1997 which expire as follows: $40,000,000 in 2003, $50,000,000 in 2004, $96,000,000 in 2005, $1,000,000 in 2009,
$6,000,000 in 2011, and $39,000,000 in 2012.  $193,000,000 of these NOL carryforwards were produced prior to a change in ownership of the consolidated group of which RIH is a part; therefore, these loss carryforwards are limited in their availability to offset future taxable income. For federal tax purposes, this limitation is considered to be owned by a common parent and would not be available to RIH unless the parent made an affirmative election to allocate some of the limitation to RIH. Such election would not be made until such time as RIH ceases to be a member of the group.

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

      At December 31, 1997, RIH had approximately $47,000,000 of NOL carryforwards in the state of New Jersey which expire as follows:
$1,000,000 in 2001, and $5,000,000 in 2003 and $41,000,000 in 2004.

      Also at December 31, 1997, RIH had federal income tax credit carryforwards of approximately $400,000, which are restricted as to use and expire $100,000 per year between 2006 and 2009, and federal AMT tax credits of approximately $400,000 which carry forward indefinitely.

NOTE 11 - STATEMENTS OF CASH FLOWS

      Supplemental disclosures required by Statement of Financial
Accounting Standards No. 95, "Statement of Cash Flows," are presented below.

(In Thousands of Dollars)               1997      1996       1995

Non-cash investing and financing
  transactions:

 Revaluation adjustments resulting
  from Merger                         $ 6,950       -         -

  Adjustments to net assets
  to reflect RIH's portion of SIHL's
  investment in SINA                     -      $79,528       -


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

      RIH is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the accompanying financial statements.


SCHEDULE II

                    RESORTS INTERNATIONAL HOTEL, INC.
                           VALUATION ACCOUNTS
                        (In Thousands of Dollars)

                                   Balance at  Additions                 Balance at
                                   beginning   charged to                end of
                                   of period   expenses   Deductions (a) period

For the year ended December 31, 1997:

Allowance for doubtful
 receivables:
 Gaming                            $ 3,626     $   836    $(1,451)       $ 3,011
 Other                                 132         (50)       (70)            12
                                   $ 3,758     $   786    $(1,521)       $ 3,023


For the year ended December 31, 1996:

Allowance for doubtful receivables:
 Gaming                            $ 3,519     $ 1,317    $(1,210)       $ 3,626
 Other                                  51         100        (19)           132
                                   $ 3,570     $ 1,417    $(1,229)       $ 3,758


For the year ended December 31, 1995:

Allowance for doubtful receivables:
 Gaming                            $ 3,819     $   902    $(1,202)       $ 3,519

 Other                                  82          23        (54)            51
                                   $ 3,901     $   925    $(1,256)       $ 3,570




(a)  Write-off of uncollectible accounts, net of recoveries.

SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)
(In Thousands of Dollars)


The table below reflects selected quarterly financial data for the years 1997 and 1996.

                                      1997                                      1996
For the Quarter         First    Second     Third   Fourth    First    Second    Third     Fourth
                                     Successor                                Predecessor
Operating revenues      $65,166  $71,568   $74,402  $59,498   $64,588  $75,359   $80,141   $65,723

Earnings (loss) from
 operations                 905    5,208     8,350   (1,882)     (417)   5,590     7,042    (3,400)

Other income (deductions),
 net (a)                 (3,634)  (3,886)   (3,973)  (4,016)   (3,931)  (3,923)   (3,957)   (4,125)

Net earnings (loss)     $(5,686)  $1,322    $4,377  $(5,898)  $(4,348) $ 1,667   $ 3,085   $(7,525)




(a)  Includes interest income, interest expense and amortization of debt discounts.

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     RESORTS INTERNATIONAL HOTEL, INC.
                (Registrant)



Date:  March 27, 1998              /s/ George T. Papanier
     George T. Papanier
     Executive Vice President and
     Chief Operating Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David R. Hughes                 March 27, 1998
David R. Hughes
Senior Vice President of Finance
(Authorized Officer of Registrant
and Chief Financial Officer)


/s/ George T. Papanier              March 27, 1998
George T. Papanier
Executive Vice President
(Authorized Officer of Registrant
and Chief Operating Officer)


                           SUPPLEMENTAL INFORMATION

 Because it is an indirect wholly owned subsidiary of SIHL, a reporting company under the Securities Exchange Act of 1934, the registrant does not prepare an annual report to security holders or any proxy soliciting material.